Form 10-Q
period 1996-09-30
ADVANCED HEALTH CORP
filed 1996-11-18
CIK 1002628

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period ______________ to _____________.

                        Commission File Number: 0-21209

                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3893841
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization                          Identification No.)

                              555 White Plains Road
                            Tarrytown, New York 10591
          (Address of principal executive offices, including zip code)

                                 (914) 524-4200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_|     No |X|


As of November 18, 1996, there were 7,145,267 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          ADVANCED HEALTH CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
--------------------------------------------------------------------------------

ITEM 1. Consolidated Financial Statements

        Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995 ...........................   1

        Consolidated Statements of Operations -
        Three and nine months ended September 30, 1996 and 1995 ............   2

        Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1996 and 1995 ......................   3

        Notes to Consolidated Financial Statements .........................   4

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................   6

PART II - OTHER INFORMATION
---------------------------

SIGNATURES .................................................................   9

PART I. -- FINANCIAL INFORMATION
--------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                         1996            1995
                                                                     ------------    ------------
                                                                      (unaudited)
     ASSETS
CURRENT ASSETS:
     Cash                                                            $     58,925    $  1,464,427
     Accounts receivable                                                4,684,092       1,020,558
     Note receivable                                                         --           125,000
     Prepaid expenses and deferred registration costs                     655,290         278,305
                                                                     ------------    ------------
          Total current assets                                          5,398,307       2,888,290
PROPERTY AND EQUIPMENT, net                                             1,571,410       1,538,898
DEFERRED INCOME TAXES, net of valuation allowance
     of $4,658,408 and $3,506,540, respectively                              --              --
INTANGIBLE ASSETS, net                                                  1,884,725       1,875,611
OTHER ASSETS                                                              146,258         159,112
                                                                     ------------    ------------
          Total assets                                               $  9,000,700    $  6,461,911
                                                                     ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                $  1,754,383    $  1,312,571
     Accrued expenses                                                   1,324,218         407,241
     Due to affiliate                                                      67,105            --
     Deferred revenue                                                     675,000       1,500,000
     Promissory notes                                                   5,025,500            --
     Loan payable related to acquisitions                                    --           150,000
     Current portion of capital lease obligations                         133,867         259,805
                                                                     ------------    ------------
          Total current liabilities                                     8,980,073       3,629,617
                                                                     ------------    ------------
CAPITAL LEASE OBLIGATIONS                                                 170,106         157,254
                                                                     ------------    ------------
          Total liabilities                                             9,150,179       3,786,871
                                                                     ------------    ------------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.01 par value, 5,000,000 shares authorized
     Series A Convertible Preferred Stock, $.01 par value; 971,800 shares authorized; 0 and 971,800 shares issued
          and outstanding, respectively                                      --             9,718
     Series B Convertible Preferred Stock, $.01 par value; 282,900 shares authorized; 0 and 282,900 shares issued
          and outstanding, respectively                                      --             2,829
     Series C Convertible Preferred Stock, $.01 par value;
          200,000 shares authorized; 0 and 200,000
          shares issued and outstanding, respectively                        --             2,000
     Series D Convertible Preferred Stock, $.01 par value;
          666,360 shares authorized; 0 and 666,360
          shares issued and outstanding, respectively                        --             6,664
     Common stock, $.01 par value; 15,000,000 shares authorized;
          4,500,267 and 2,595,649 shares issued and
          outstanding, respectively                                        45,003          25,957
     Additional paid-in capital                                        11,526,538      11,479,223
     Accumulated deficit                                              (11,646,020)     (8,776,351)
     Less: Treasury stock, at cost (8,937 and 8,937 shares,
          respectively                                                    (75,000)        (75,000)
                                                                     ----------------------------
          Total shareholders' equity (deficit)                           (149,479)      2,675,040
                                                                     ----------------------------
          Total liabilities and shareholders' equity (deficit)       $  9,000,700    $  6,461,911
                                                                     ============================


 The accompanying notes are an integral part of these consolidated statements.

                                      (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the Three Months Ended       For the Nine Months Ended
                                           ----------------------------    ----------------------------
                                           September 30,   September 30,   September 30,   September 30,
                                               1996            1995            1996            1995
                                           ------------    ------------    ------------    ------------
REVENUE                                    $  1,121,518    $    252,518    $  3,227,580    $    352,518
REVENUE FROM MSOs                             3,433,639            --         8,944,641            --
                                           ------------------------------------------------------------
          Total Revenues                      4,555,157         252,518      12,172,221         352,518
COST OF SALES                                 2,452,127          14,502       5,963,914          36,324
                                           ------------------------------------------------------------
          Gross profit                        2,103,030         238,016       6,208,307         316,194
OPERATING EXPENSES                            2,052,602         793,508       6,086,104       1,410,011
RESEARCH AND
     DEVELOPMENT
     EXPENSES                                   968,367         889,868       2,843,355       2,401,549
                                           ------------------------------------------------------------
          Operating (loss)                     (917,939)     (1,445,360)     (2,721,152)     (3,495,366)
OTHER INCOME
     (EXPENSE), net                             (94,889)         (3,125)       (148,517)         (1,784)
                                           ------------------------------------------------------------
          Net (loss)                       $ (1,012,828)   $ (1,448,485)   $ (2,869,669)   $ (3,497,150)
                                           ============================================================

PER SHARE
     INFORMATION
Net loss per share                         $      (0.20)   $      (0.34)   $      (0.57)   $      (0.98)

Weighted average common
     shares outstanding (in thousands)            4,996           4,296           4,993           3,591


 The accompanying notes are an integral part of these consolidated statements.

                                      (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the Nine Months Ended
                                                                         ----------------------------
                                                                         September 30,   September 30,
                                                                             1996            1995
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                          $ (2,869,669)   $ (3,497,150)
     Adjustments to reconcile net (loss) to net cash
          used in operating activities --
          Depreciation and amortization                                       713,305         264,319
          Changes in operating assets and liabilities
               Accounts receivable                                         (3,686,840)        (82,330)
               Note receivable                                                125,000            --
               Prepaids and deferred registration costs                      (353,679)         (9,487)
               Other assets                                                    12,854          (9,096)
               Accounts payable                                               441,812          29,213
               Accrued expenses                                               916,977        (119,345)
               Due to affiliate                                                67,105        (680,891)
               Deferred revenue                                              (825,000)      1,000,000
                                                                         ----------------------------
                    Net cash used in operating activities                  (5,458,135)     (3,104,767)
                                                                         ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase price of acquisitions                                            (45,000)       (548,790)
Purchases of property and equipment, net                                     (664,931)       (327,219)
                                                                         ----------------------------
                    Net cash used in investing activities                    (709,931)       (876,009)
                                                                         ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from loans payable
     related to acquisitions                                                 (150,000)        100,000
Net proceeds from sale and issuance of common stock                               150       7,280,531
Net proceeds from promissory notes                                          5,025,500            --
Repayment of capital lease obligations                                       (113,086)        (71,534)
                                                                         ----------------------------
                    Net cash provided by financing activities               4,762,564       7,308,997
                                                                         ----------------------------
                    Net change in cash                                     (1,405,502)      3,328,221
CASH, beginning of period                                                   1,464,427           6,903
                                                                         ----------------------------
CASH, end of period                                                      $     58,925    $  3,335,124
                                                                         ============================
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                 $    151,250    $      1,119

Income taxes                                                             $          0    $          0


 The accompanying notes are an integral part of these consolidated statements.

                                      (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                     (in thousands, except per share data)
                                  (unaudited)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1995 audited consolidated financial statements included in the Company's Prospectus dated October 3, 1996 as filed with the Securities and Exchange Commission. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future period because the Company was a development stage company investing in technology development and did not provide significant physician practice and network management services prior to December 11, 1995.

2. Effective October 2, 1996, the Company completed an initial public offering of its common stock (including the exercise of the underwriters' over-allotment option). In the offering, the Company sold 2,645,000 shares of common stock at an initial public offering price of $13.00 per share.

3. The Company used a portion of the proceeds of the initial public offering to repay bridge financing of which $5,025,000 was outstanding at September 30, 1996. The supplementary net loss per share for the three and nine months ended September 30, 1996 (unaudited) which follows gives supplemental effect to the issuance of 386,538 shares of common stock for the entire period during which the related bridge financing was outstanding, which is the number of shares issued in the initial public offering, the proceeds of which were used to repay the $5,025,500 outstanding at September 30, 1996, as well as to the effect of the reduction of related interest expense in these periods. These shares are presumed outstanding for supplementary purposed only, and were neither issued nor outstanding for any purpose during the three and nine months ended September 30, 1996.

                                                   Three Months      Nine Months
                                                   ------------      -----------

      Supplementary net loss per share               ($0.17)           ($0.51)
      Supplementary weighted average common
        shares outstanding                        5,384,364         5,296,490


                                      (4)

4. The following reflects selected consolidated balance sheet data, at September 30, 1996, as adjusted to reflect the sale of common stock from the Company's initial public offering and the exercise of the underwriters' over-allotment option:

                                                    (In thousands)
                                                  September 30, 1996
                                                  ------------------
                                                 Actual    As Adjusted
                                                 ------    -----------

      Cash                                      $    59      $27,037
      Working capital (deficit)                  (3,582)      27,716
      Total assets                                9,001       35,469
      Total debt                                  5,329          319
      Total shareholders' equity                   (149)      31,318


5. Net loss per share on a fully-diluted basis (which assumes a treasury stock method weighted average number of common shares outstanding that includes options, warrants and contingent warrants) was ($0.19) and ($0.55) for the three and nine months ended September 30, 1996. This data, although used by the Company for benchmarking and other purposes, has not been presented on the face of the consolidated statements of operations as it is (ii) anti-dilutive and (ii) not in accordance with generally accepted accounting principles.

                                       (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Overview

Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices and physician networks. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices,
(ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including recurring license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to long term agreements with its MSOs, the results of which MSOs are consolidated in the Consolidated Financial Statements.

To date, the Company has been dependent on a small number of contracts to generate the majority of its revenues. The Company expects that the concentration of its revenues will be reduced as the Company enters into additional contracts to provide management services and clinical information systems to physician organizations.

Results of Operations

Three Months Ended September 30, 1996 and 1995

Net revenue for the three months ended September 30, 1996 increased to $4.6 million from $.3 million in the comparable period ended September 30, 1995, primarily as a result of the initiation of the Company's group practice and network management services. The Company began providing network management services in September 1995 and physician group practice management and related services in December 1995. The provision of physician group practice management and related services and network management services accounted for approximately $3.8 million of the Company's net revenue for the three months ended September 30, 1996 as compared to $.1 million in the comparable period ended September 30, 1995. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $.8 million for the three months ended September 30, 1996, as compared to $.2 million in the comparable period ended September 30, 1995.

Cost of sales for the three months ended September 30, 1996 increased to $2.5 million from approximately $15,000 for the comparable period ended September 30, 1995. The increase in cost of sales related primarily to the non-medical and system expenses outsourced to the Company from physician group practices under management.

Operating expenses for the three months ended September 30, 1996 increased to $2.1 million from $.8 million for the comparable period ended September 30, 1995. The increase in operating expenses reflected expenses related to the provision of physician group practice management services for the three months ended September 30, 1996 whereas the Company was not providing such services for the comparable period ended September 30, 1995.

Research and development expenses for the three months ended September 30, 1996 increased to $1.0 million from $.9 million for the comparable period ended September 30, 1995, due to an increase in the Company's development activities for its clinical information systems.


                                       (6)

Other expense for the three months ended September 30, 1996 was $.1 million and related to interest on capital lease obligations and interest on $3.0 million and $2.0 million of indebtedness issued as of June 20, 1996, bearing interest at 8% and 9% respectively. The Company incurred interest expense of approximately $3,000 for the comparable period ended September 30, 1995, primarily with respect to capital leases.

The net loss for the three months ended September 30, 1996 was $1.0 million compared to a loss of $1.4 million for the three months ended September 30, 1995 due to the factors described above.

Nine Months Ended September 30, 1996 and 1995

Net revenue for the nine months ended September 30, 1996 increased to $12.2 million from $.4 million in the comparable period ended September 30, 1995, primarily as a result of the initiation of the Company's group practice and network management services. The provision of physician group practice management and related services and network management services accounted for approximately $9.9 million of the Company's net revenue for the nine months ended September 30, 1996 as compared to $.1 million in the comparable period ended September 30, 1995. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $2.3 million for the nine months ended September 30, 1996, as compared to $.3 million in the comparable period ended September 30, 1995.

Cost of sales for the nine months ended September 30, 1996 increased to $6.0 million from approximately $36,000 for the comparable period ended September 30, 1995. The increase in cost of sales related primarily to the non-medical outsourced expenses and system sale-related expenses to the Company from physician group practices under management.

Operating expenses for the nine months ended September 30, 1996 increased to $6.1 million from $1.4 for the comparable period ended September 30, 1995. The increase in operating expenses reflected expenses related to the provision of physician group practice management services for the nine months ended September 30, 1996 whereas the Company was not providing such services for the comparable period ended September 30, 1995.

Research and development expenses for the nine months ended September 30, 1996 increased to $2.8 million from $2.4 million for the comparable period ended September 30, 1995, due to an increase in the Company's development activities for its clinical information systems.

Other expense for the nine months ended September 30, 1996 was $.1 million and related to interest on capital lease obligations and interest on $3.0 million and $2.0 million of indebtedness issued as of June 20, 1996, bearing interest at 8% and 9% respectively. The Company incurred interest expense of approximately $2,000 for the comparable period ended September 30, 1995.

The net loss for the nine months ended September 30, 1996 was $2.9 million compared to a loss of $3.5 million for the nine months ended September 30, 1995 due to the factors described above.


                                       (7)

As of September 30, 1996, the Company had net operating loss carryforwards ("NOLs") available to offset future book and taxable income of approximately $11.6 million and $9.1 million, respectively, which expire through 2010. The difference between the book and tax NOLs relates principally to the differences between book and tax accounting with respect to start-up costs, depreciation of fixed assets, amortization of intangible assets and recognition of deferred revenue. The book income tax benefits of $4.7 million and $3.5 million as of September 30, 1996 and December 31, 1995, respectively, have been fully reserved due to the uncertainty of their future realization.

Liquidity and Capital Resources

Effective October 2, 1996, the Company completed its initial public offering raising net proceeds to the Company of approximately $31 million net of expenses from the sale of $2,645,000 shares of Common Stock, including the underwriters' over-allotment option. Prior to its initial public offering and since its inception, the Company financed its capital requirements through the sale of equity and debt securities. The Company issued three 8% promissory notes in the principal amounts of $1.5 million, $.75 million and $.75 million on February 28, April 26 and June 28, 1996, respectively. The Company issued six 9% promissory notes in the aggregate principal amount of $2.0 million on June 19 and August 13, 1996. All such notes were repaid in October 1996 using proceeds from the initial public offering.

For the nine months ended September 30, 1996, the Company had negative cash flow from its operating activities of $5.5 million, compared with $3.1 for the comparable period ended September 30, 1995. Net cash used in investing activities was $.7 million for the nine months ended September 30, 1996 compared with $.9 million for the comparable period ended September 30, 1995. Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 1996 and related to the issuance of debt securities. Net cash provided by financing activities for the nine months ended September 30, 1995 was $7.3 million, principally attributable to the private placement of equity securities.

The Company's operating plan for the remainder of 1996 and for the first two quarters of 1997 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include research and development of the Company's clinical information systems as well as ongoing business development and marketing. The Company believes that the proceeds of the initial public offering, cash on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least the end of 1998. The Company has no planned material capital expenditures or capital commitments.


                                       (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 18, 1996                  ADVANCED HEALTH CORPORATION



                              By:  /s/ Jonathan Edelson
                                   ---------------------------
                                   Jonathan Edelson, M.D.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Alan B. Masarek
                                   ---------------------------
                                   Alan B. Masarek
                                   Chief Operating Officer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                                       (9)