Form 10-K
period 1996-12-31
ADVANCED HEALTH CORP
filed 1997-03-31
CIK 1002628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       or

[  ]     Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from ____________ to________________


                         Commission File Number 0-21209


                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)
           Delaware                                13-3893841
(State or other jurisdiction                      (IRS employer
of incorporation or organization)             identification number)



         560 White Plains Road                           10591
         Tarrytown, New York                           (Zip code)
(Address of principal executive offices)


Registrants' telephone number, including area code:  (914) 524-4200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to Section 12(g) of the Act: Common Stock, $.01 par value


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]


         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant is $90,233,257, based on the closing price of the Common Stock on March 25, 1997.


         As of March 25, 1997, there were 7,166,941 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III hereof.

                           ADVANCED HEALTH CORPORATION

              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                Table of Contents


                                                                                                              Page
                                                                                                              ----

                                     PART I
Item 1.    Business                                                                                             3
Item 2.    Properties                                                                                          14
Item 3.    Legal Proceedings                                                                                   14
Item 4.    Submission of Matters to a Vote of Security Holders                                                 15



                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                               16
Item 6.    Selected Financial Data                                                                             16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                          17
Item 8.    Financial Statements and Supplementary Data                                                         19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                                          20



                             PART III

Item 10.   Directors and Executive Officers of the Registrant                                                  21
Item 11.   Executive Compensation                                                                              21
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                      21
Item 13.   Certain Relationships and Related Transactions                                                      21



                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     22

           Signatures                                                                                          23

           Financial Statements                                                                      F-1


                                     PART I

ITEM 1.  BUSINESS
------

Overview

         Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices, single legal entities comprised of multiple physicians, and physician networks, aggregations of individual physicians and physician groups formed for the purpose of entering into contracts with third-party payors. The management services provided by the Company include physician practice and network development, marketing, payor contracting, financial and administrative management, clinical information management, human resource management and practice and network governance. The Company developed its clinical information systems to provide physicians, at the point of care and on a real-time basis, with patient-specific clinical and payor information and the ability to generate patient medical orders and facilitate the implementation of disease management programs. Through the management of multi-specialty and single-specialty physician group practices and networks, the Company focuses its management efforts on high-cost, high-volume disease specialties, such as cardiology, oncology and orthopedics. The Company currently manages four multi-specialty physician group practices and four single-specialty physician group practices comprised of more than 170 physicians in the New York metropolitan area and 11 physician networks with approximately 1,500 physicians in the greater New York, Philadelphia and Atlanta metropolitan areas, and provides physician group consulting services to more than 100 physicians. The Company believes its management services and clinical information systems will enable physicians to enhance the quality and reduce the cost of health care.

         The Company's predecessor, Med-E-Systems Corporation ("MES"), was incorporated on August 27, 1993 as a clinical information systems development company. Effective August 23, 1995, MES became a subsidiary of the Company through a tax-free reorganization. The Company was subsequently merged with and into Majean, Inc., a Delaware corporation, and the surviving corporation changed its name to Advanced Health Corporation. On October 2, 1996, the Company consummated the initial public offering (the "IPO") of its Common Stock (including the exercise of the underwriters' over-allotment option). In the IPO, the Company sold 2,645,000 shares of Common Stock at an initial public offering price of $13.00 per share.

Industry

         Increasing concern over the rising cost of health care in the United States has led to the development of managed care organizations and programs. Under such programs, managed care payors typically govern the provision of health care with the objective of ensuring delivery of quality care in a cost-effective manner. The traditional fee-for-service method of compensating health care providers offers few incentives for the efficient utilization of resources and is generally believed to contribute to health care cost increases at rates significantly higher than inflation. Consequently, fee-for-service reimbursement is rapidly being replaced by alternative reimbursement models, including capitated and other fixed-fee arrangements. The growth in enrollment in these new reimbursement models is shifting the financial risk of delivering health care from payors to providers.

         As a result of this changing health care environment, health care cost containment pressures have increased physician management responsibilities while lowering reimbursement rates to physicians. Consequently, physician compensation has declined. Because the majority of all physicians currently practice individually or in two-person groups, their ability to lower costs and to negotiate with payors is limited. Individual physicians and small group practices also tend to have limited administrative capacity, limited ties to other health care providers (restricting their ability to coordinate care across a variety of specialties), limited capital to invest in new clinical equipment and

----------
Med-E-Practice(TM), Smart Scripts(TM), Internet Script Writer(TM), Med-E-Visit(TM), Practice Management Integrator(TM), Med-E-Network(TM), Med-E-Net Central(TM), Med-E-Net Office(TM), Med-E-Net Integrator(TM) and Med-E-Net Cardiology(TM) are trademarks of the Company.

technologies and limited purchasing power with vendors of medical supplies. In addition, individual physicians and small group practices typically lack the information systems necessary to enter into and manage risk-sharing contracts with payors and to implement disease management programs efficiently.

         In response to the foregoing factors, individual physicians and small group practices are increasingly affiliating with larger group practices and physician practice management companies ("PPMs"). By acquiring physician practices, PPMs are successfully providing physicians with lower administrative costs, leverage with vendors and payors and economies of scale necessary to attract capital resources. In addition, management companies and consultants are organizing independent physician practices, independent physician associations, physician hospital organizations and other physician organizations for the purpose of enabling physicians to contract with managed care payors.

         The Company believes that significant opportunities exist, in the consolidating health care industry, to assist physicians in managing the administrative aspects of group practices and networks. More importantly, the Company believes that even greater opportunities exist to assist physicians in managing the clinical aspects of group practices and networks. The Company believes its integrated physician practice and network management services and clinical information systems will enable physicians to more effectively control both the quality and cost of health care.

Strategy

         The objective of the Company is to become a leading provider of integrated management services and clinical information systems to physician organizations. By enabling physicians to develop and efficiently manage group practices and networks, the Company seeks to assist physicians in facilitating risk-based managed care contracts, developing and implementing disease management programs and monitoring and controlling health care outcomes and costs. The Company's strategy includes (i) establishing long-term contractual alliances with physician organizations, (ii) managing high-cost, high-volume disease specialties such as cardiology, oncology and orthopedics, (iii) providing physicians with clinical information at the point of care, (iv) focusing on selected geographic markets that offer concentrations of physicians seeking the company's services and (v) continuing to develop relationships with key industry participants.

Physician Practice and Network Services

         The Company provides physicians with a full range of integrated services to form and develop group practices and networks, to manage group practice and network operations, to develop disease management programs and to manage medical risk. These integrated services include clinical support and administrative and marketing services as well as point-of-care information systems and support. The Company often initially provides physician practice and network services pursuant to a consulting arrangement. The Company believes that its point-of-care information systems provide physicians with the information needed to improve the quality and reduce the cost of health care.

         In addition to providing administrative management services to physician organizations, the Company seeks to differentiate itself by assisting physicians in managing the clinical aspects of their practices. The Company believes that its integrated management services and clinical information systems will enhance the ability of physician group practices and networks to implement disease management programs and to manage practices under risk-based contracts. The Company is working to assist physicians in developing disease-specific clinical practice guidelines and in practicing in accordance with applicable standards of care. The Company has initially focused the implementation of its single-specialty disease management strategy on the creation of an integrated comprehensive cardiovascular care program, which includes physician group practices, networks and medical support services. It is anticipated that this disease management program will be delivered through linked practices and networks of cardiovascular specialists under management and/or development by the Company who will provide integrated, high-quality care for patients based on clinical care guidelines developed by the physician networks. The

Company anticipates that the physicians within these practices and networks will be linked together by the Company's clinical information systems.

         The Company markets its physician practice management and network management services through (i) direct sales methods, (ii) consultative sales that include providing advice on the development, consolidation and financing of group practices and networks and (iii) cross-selling to customers of its clinical information systems.

         The Company offers a comprehensive set of physician practice management services, including practice formation, operations development and strategic planning, marketing, payor contracting and management, financial and administrative management, clinical information management, human resource management and practice governance.

         The Company's physician network management services include network development and strategic planning, disease management program development, payor marketing and contracting, financial and administrative management, clinical information management and network governance.

Clinical Information Systems

         The Company has developed clinical information systems that link physician users at the point of care and on a real-time basis with patient data and clinical guidelines maintained by the Company and third parties. The Company's clinical information systems consist of proprietary software, third-party hardware, proprietary and third-party databases and related support services. The Company's clinical information systems are designed to allow physicians (i) to access patient-specific clinical and payor information, (ii) to generate patient instructions, prescriptions and orders for tests, specialty referrals and specialty procedures and (iii) to access databases containing managed care and disease management guidelines, diagnostic/treatment preferences and guidelines affecting medical orders.

         The Company's clinical information systems are designed to complement existing health care information systems and to function with third-party applications. The clinical information system connects to physician users either through the use of a hand-held computer equipped with a wireless modem or a desktop computer using a standard wireline modem. It is anticipated that access to the Company's clinical information systems will be delivered to physician users and other health care professionals via both private and public networks, including the Internet. The Company's product suites operate within a client/server-based open architecture. The Company's products support HL-7 interfaces, incorporate TCP/IP protocols for real-time data transmission and run on the Microsoft Windows operating system and standard hardware platforms. The Company employs proprietary processes and standard commercial security measures to ensure the privacy of the data communication paths within its products.

         The Company has made only limited commercial sales of its clinical information systems to date. In addition to providing its clinical information systems to its affiliated physicians, the Company intends to continue licensing its clinical information systems to third-party health care organizations. In addition, the Company markets its clinical information systems to physician group practices and networks together with its management services.

         On September 27, 1995, the Company entered into a software license and integration agreement with Merck Medco Managed Care, Inc. for the Company's prescription writing software, which provides formulary management, drug utilization and review ("DUR") edits and linkage to drug therapy protocols. On August 1, 1995, the Company signed an agreement to provide disease management information systems and software to an affiliate of PCS Health Systems, Inc., the managed care unit of Eli Lilly & Company. The Eli Lilly & Company affiliate has agreed to sponsor two pilot programs involving the software applications developed by the Company.

         The Company continues to pursue strategic relationships with health care providers as well as hospital information systems companies, physician practice management systems companies and on-line services companies for the purpose of further developing and marketing its information systems.

         The Company offers a broad range of clinical information systems for physician users, presently through two suites of applications, Med-E-Practice and Med-E-Network. Med-E-Practice is designed to be used directly by physician group practices in support of clinical decision making, clinical ordering and administrative management. Med-E-Network is designed to support administrative and clinical decision making for physician networks engaged in capitated and other fixed-fee arrangements under managed care contracts. These systems have only been developed by the Company recently, and the initial limited commercial installations of the Med-E-Practice suite of applications occurred in June 1996 and of the Med-E-Network suite of applications in February 1997.

         The following table summarizes the two suites of applications presently offered and being developed by the Company:

Product Name                  Product Description

Med-E-Practice
    Smart Scripts             Pharmaceutical  prescription writing applications
                              providing  formulary  management,  DUR  edits and
                              diagnostic   coding   linkage  to  drug   therapy
                              protocols.

    Med-E-Visit               Patient   encounter   application   generating  a
                              Superbill with fully qualified diagnostic coding linked to appropriate billing codes required to support outcomes analysis.

    Referral Supports multiple referral networks by recording referral information and providing both network-specific referral rules and appropriate network specialists.

    Conditions Editor         Tracks and maintains an active conditions list by
                              patient.

    Allergies Editor          Maintains active and inactive allergy  conditions
                              by patient, supporting charting and DUR editing.


    Practice Management       Allows Med-E-Practice  applications  to  integrate
      Integrator              with third-party  physician  practice  management
                              systems using industry standard HL-7 records.


    Clinical Note             Allows  physicians to complete  clinical notes at
                              the point of care. Currently in development.


Med-E-Network
    Med-E-Net Central         Provides  centralized   administrative  functions
                              necessary   to   manage   risk-taking   specialty
                              networks.

    Med-E-Net Office          Integrates physicians in geographically dispersed
                              networks.

    Med-E-Net Integrator      Provides integration and connectivity between the
                              applications  in  the  Med-E-Network   suite  and
                              third-party databases.


    Med-E-Net Cardiology      Provides   cardiology-specific    extensions   to
                              Med-E-Network for managing risk-taking cardiology networks.



         Med-E-Practice provides administrative and clinical support for physician group practices. The Med-E-Practice suite is designed for use by physicians at the point of care and on a real-time basis and is intended to allow better care decisions by providing better information. All of the applications in the Med-E-Practice suite are designed to be run on a pen-based, portable, wireless computer for use in a busy ambulatory practice.

         Med-E-Network is a suite of network management applications supporting physician networks engaged in risk-based contracts with payors. Med-E-Network automates network configuration, maintenance of network rules, referral management, utilization review management, claims and encounter submissions and financial and clinical reporting. Med-E-Network utilizes a relational database engine which integrates various sources of information and provides a flexible repository for developing administrative, financial and clinical reports.

         The Company believes that the timely development of new clinical information applications and the enhancement of existing clinical information systems are important to its competitive position. The Company's current activities are directed toward this type of product development. The Company's product development strategy is directed toward creating new applications that
(i) increase the functionality of current products by providing enhanced interfaces to third-party systems and data repositories, (ii) expand coverage along the continuum of clinical care, (iii) increase coverage to additional disease and procedure groups and (iv) provide customers with a range of decision support systems at various price points. The Company has approximately 30 professionals dedicated to systems development.

Concentration of Revenues

         In the year ended December 31, 1995, Madison Medical -- The Private Practice Group of New York, L.L.P. ("Madison") accounted for approximately 36% of the Company's revenues. In the year ended December 31, 1996, Madison and the Advanced Heart Physicians & Surgeons Network, P.C. ("AHP&S") accounted for approximately 47% and 19% of revenues, respectively. The Company's management services agreements generally have an initial term of five to 20 years and may be terminated only for cause. The management services agreement with AHP&S restricts the Company's ability to provide management services to certain cardiology physician groups in the New York metropolitan area. In addition, in the year ended December 31, 1995, the Company's disease management software license and integration agreement with an affiliate of PCS Health Systems, Inc., the managed care unit of Eli Lilly & Company, accounted for approximately 32% of the Company's revenues. Although such affiliate of PCS Health Systems has agreed to sponsor two pilot programs involving the software applications developed by the Company, it has no obligation thereafter to use or distribute the Company's software. Although the Company seeks to build long-term customer relationships, no assurance can be given that such relationships will continue. Any termination or significant deterioration of the Company's relationships with its principal customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a deterioration in the financial condition of any of its principal customers would materially adversely affect the Company's financial condition and results of operations.

Contractual Relationships with Affiliated Physicians

         The Company typically establishes a majority-owned management service organization ("MSO") for each physician organization it manages. The MSO is a joint venture between the physician organization and the Company, with the Company owning at least 51% of the equity in the MSO. The MSO enters into a long-term management services agreement with the physician organization pursuant to which the MSO provides group practice management or network management services that provide both administrative and clinical support to members of the physician organization. The MSO concurrently enters into a services agreement with the Company pursuant to which it gains access to management services and clinical information systems from the Company. The MSO's assets consist primarily of its management service contracts with the physician group or network served and its liabilities consist primarily of its obligations under its agreement with the Company and its obligations to its employees. For certain MSOs, a stockholders agreement is entered into among the MSO, the physician organization and the Company. The stockholders agreement, among other things,
(i) restricts the transfer of MSO equity, (ii) provides the terms upon which, after the occurrence of the Trigger Event (as hereinafter defined), the MSO can, at the Company's option, be merged with and into a wholly-owned subsidiary of the Company in a transaction in which interests of the physician groups and networks in such MSO would be exchanged for Common Stock (the "Roll Up Transaction") and (iii) grants to the physician organization the right to put its equity in the MSO to the Company at a price equal to 110% of the then-current fair market value of the shares of Common Stock that would have otherwise been issued in the Roll Up Transaction if the Company does not exercise its option to cause the Roll Up Transaction to occur within one year after the occurrence of the Trigger Event. In the case of each such MSO, a Trigger Event will occur at such time as (i) the Company is providing physician practice management services to at least 300 physicians, (ii) the Company is providing physician network management services to at least 2,000 physicians,
(iii) the Company has at least $75,000,000 in stockholders' equity and (iv) the Company's Common Stock is publicly traded. The Company has reserved 548,224 shares of Common Stock for issuance upon the merger of such MSOs into the Company.

         Physician Practices. The management services agreements between the MSO and a physician practice group generally have an initial term of five to 20 years and are automatically renewable for additional terms. Such agreements typically are subject to early termination for cause. The management services agreements generally obligate an MSO to provide certain non-medical practice management services to the physician practice group for a monthly fee. The fee paid to the MSO is generally a combination of fixed fees for certain services and percentage fees for certain services. For risk-based contracts that the physician practice group enters into, the management services agreement will generally provide for additional management fees based upon savings recognized by the physician practice group because of any cost efficiencies resulting from the MSO's performance. The fees are set to be competitive within the geographic area in which the physician practice group is located. A provision restricting the physician practice group from competing against the MSO or employing the MSO's employees is generally included in the agreement.

         Physician Networks. The management services agreements between the MSO and a physician network generally have an initial term of at least five years and are automatically renewable for additional terms. Such agreements typically are subject to early termination for cause. The management services agreements generally obligate an MSO to provide certain non-medical practice management services to the physician network for a fee. The fee paid to the MSO for risk-based or capitated contracts is generally a service fee equal to the actual cost, not to exceed a specified percentage of capitated revenues, for providing the non-medical management services plus an incentive based on savings generated by the network. The fee paid to the MSO for fee-for-service contracts is generally equal to the administrative fees included in the managed care contract plus a management processing fee agreed upon by the MSO and the physician network. The fees are set to be competitive within the geographic area in which the physician network is located. In the agreement, the physician network agrees that the MSO will be the exclusive provider of non-medical management services to the physician network.

         Capitated and Other Fixed-Fee Arrangements. In the future, the Company anticipates entering into managed care or capitated arrangements, either indirectly through the assignment of managed care contracts entered into between its affiliated physicians and third-party payors or directly through the formation of an independent physician association ("IPA"). The Company does not now have capitated contracts (although the Company does provide management services to physician groups and networks that have entered into such capitated contracts). The Company has little experience in managing capitated-risk arrangements and has no experience in forming or managing an IPA. With respect to the assignment of capitated revenues to the Company, the Company will be dependent on the physician group practices and networks entering into such agreements, the terms and conditions of which are determined by the physicians in their sole discretion, and providing medical services thereunder. In addition, the Company is dependent upon the continued alliance of the physicians with the group practice and network clients of the Company. The Company had previously reported, at the insistence of the accounting staff of the Securities and Exchange Commission (the "SEC"), that it would recognize in its financial statements only those assigned revenues associated with the provision of its management services (typically expected to be approximately 10% of the capitated payments made), with the balance of such payments being paid over to the physicians providing the services pursuant to such agreements. Subsequently, but prior to the Company either earning, recording or reporting any such revenues, SEC accounting releases have indicated that because of the increased risk-sharing relationships, revenues for the full amount of the capitated fee should be reflected in full in the Company's statement of operations when earned. The Company has not earned, recognized or recorded any such revenue through December 31, 1996. Revenues under any managed care or capitated arrangements entered into directly by the Company will generally be a fixed amount per enrollee. Under such an arrangement, the Company would contract with affiliated physicians for the provision of health care services and the Company would be responsible for the provision of all or a portion of the health care requirements of such enrollees. To the extent that enrollees require more care than is anticipated by the Company upon entering into such a contract, the Company's revenues under such contracts may be insufficient to cover its costs, in which event the Company would suffer a loss. The Company expects to enter into reinsurance agreements with third-party insurers in respect of a portion of such risk.

Proprietary Rights

         The Company is relying upon the effectiveness of protection provided by a combination of patent, trade secret and copyright laws, nondisclosure and other contractual provisions and technological measures to protect its proprietary position in its methodologies, databases and software. The Company has two U.S. patent applications and a foreign patent application having subject matter common with both U.S. applications, but no issued patents. The patent applications are directed to the Company's Smart Scripts prescription management system and related technologies. No assurance can be provided that a patent or patents will be issued or will provide the Company with adequate protection. Nor can any assurance be given that patent, trade secrets, copyright or other intellectual property rights can be successfully asserted in any court action. The Company also has copyrights in its software, user documentation and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to create databases that perform the same function. The Company distributes its clinical information systems products under agreements that grant customers non-exclusive licenses and generally contain terms and conditions restricting the disclosure and use of the Company's systems. In addition, the Company attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through confidentiality agreements with employees, consultants and third parties.

         The Company believes that, aside from the various legal protections of its proprietary information and technologies, factors such as the technological and creative skills of its personnel and product maintenance and support are integral to establishing and maintaining its position within the health care industry. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

Competition

         The provision of physician practice and network management services is a highly competitive business in which the Company competes for contracts with several national and many regional and local companies. The Company also competes with traditional managers of health care services that directly recruit and manage physicians. In addition, certain of the Company's competitors are dedicated to or specialize in the management of single-specialty practices focused on diseases such as cardiology, oncology and orthopedics, specialties on which the Company intends to focus. Certain of the Company's competitors have access to substantially greater financial resources than the Company. The Company believes that competition in this industry is generally based on cost and quality of services.

         The market for health care information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical information systems are the proprietary nature of methodologies, databases and technical resources, the usefulness of the data and reports generated by the software, customer service and support, compatibility with the customer's existing information systems, potential for product enhancement, vendor reputation, price and the effectiveness of marketing and sales efforts.

         The Company's competitors include other providers of clinical information systems and practice management systems. Many of the Company's competitors and potential competitors have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the health care industry. In addition, as the market for clinical information systems and practice management systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it will successfully differentiate its clinical information systems from those of its competitors, there can be no assurance that future competition will not have a material adverse effect on the Company.

Government Regulation

         As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the nature of the Company's relationship with physician organizations, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretations and there can be no assurance that a review by courts or regulatory authorities of the Company's business or that of its affiliated physician organizations will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

         Reimbursement. Inasmuch as a portion of the revenues of the Company's affiliated physician group practices is derived from payments made by government-sponsored health care programs (principally, Medicare, Medicaid and state reimbursed programs), any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The federal Medicare program adopted a system of reimbursement of physician services, a resource-based relative value scale ("RBRVS") payment methodology, which took effect in 1992 and was fully implemented by December 31, 1996. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement will result, in some cases, in a reduction and, in some cases, in an increase from historical levels in the per-patient Medicare revenue received by certain of the physician organizations with which the Company contracts. Although the Company does not believe such reductions will have a material adverse effect on the Company's operating results, the RBRVS fee schedule may be adopted by other payors, which could have a material adverse effect on the Company.

         Billing. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. The Company believes it is in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, but regulatory authorities may differ and in such event the Company may have to modify its relationship with physician organizations. Noncompliance with such regulations may adversely affect the business, financial condition and results of operations of the Company and subject it and affiliated physician groups to penalties and additional costs.

         Corporate Practice of Medicine. The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. These laws forbid both direct control over medical decisions and indirect interference such as splitting medical fees' with physicians or controlling budgetary allotments for patient care. Laws regarding the corporate practice of medicine vary from state to state and are enforced by the courts and by regulatory authorities. New York State, for example, prohibits percentage payments from physicians or physician groups to management entities for services other than billing and collecting and prohibits management entities from engaging in the delivery of medical services. All of the management service agreements ("MSAs") between the Company's majority-owned MSOs and the physician groups and networks they serve specifically address this issue. First, each explicitly provides that the physician organization retains complete control over medical decision making, and that the MSO may neither interfere with the professional judgment of medical personnel nor control, direct or supervise the provision of medical services. Furthermore, the MSAs make it clear that the MSO may not perform any services or activities which constitute the practice of medicine. For instance, the MSO has no responsibility in decisions regarding level of patient care, credentialing or quality monitoring. Administrative policies, budgets and fee schedules affecting the delivery of medical services are developed by a Joint Management Advisory Board, which is at all times controlled by medical group physicians. In contrast, each MSO controlled by the Company is a management organization whose role is to assist with and coordinate administrative functions and to advise the physician group as to the
relationship   between   its   performance
of medical activities and the administrative and business functioning of its practice. The Company believes it is in material compliance with regulations regarding the corporate practice of medicine, but regulatory authority may differ and in such event expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form of relationships with physician organizations. Such changes, if any, could have a material adverse effect on the Company.

         Anti-Kickback Statutes. Certain provisions of the Social Security Act, commonly referred to as the "Antikickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states, including those in which the Company does business, have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Company believes that, although it is receiving remuneration under the management services agreements for management services, it is not in a position to make or influence the referral of patients or services reimbursed under government programs to the physician groups and, therefore, believes it has not violated the Anti-kickback Statute. The Company also is not a separate provider of Medicare or state health program reimbursed services. To the extent the Company is deemed to be either a referral source or a separate provider under its management services agreements and to receive referrals from physicians, the financial arrangements under such agreements could be subject to scrutiny and prosecution under the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In July 1991, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements and employee relationships. Additional safe harbors were published in September 1993 offering new protections under the Anti-kickback Statute to eight activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Although the Company believes that it is not in violation of the Anti-kickback Statute, its operations may not fit within any of the existing or proposed safe harbors.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II. However, the Stark legislation is broad and ambiguous. Interpretative regulations clarifying the provisions of Stark II have not been issued. While the Company believes it is in compliance with the Stark legislation, future regulations could require the Company to modify the form of its relationships with physician organizations. Moreover, the violation of Stark

I or II by the Company's affiliated physician organizations could result in significant fines and loss or reimbursement which could materially adversely affect the Company. Many states in which the Company conducts business have enacted similar laws applicable to all services.

         PIP Regulations. The Health Care Finance Administration ("HCFA") has issued final regulations (the "PIP regulations") covering the use of physician incentive plans ("PIPs") by health maintenance organizations ("HMOs") and other managed care contractors and subcontractors ("Organizations"), potentially including the Company. Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services (e.g., if a primary care group takes risk but subcontracts with a specialty group to provide certain services) must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, payments of any kind, direct or indirect, to induce providers to reduce or limit covered or medically necessary services ("Prohibited Payments") are prohibited. Further, where there are no Prohibited Payments but there is risk sharing among participating providers related to utilization of services by their patients, the regulations contain three groups of requirements: (i) requirements for physician incentive plans that place physicians at "substantial financial risk;" (ii) disclosure requirements for all Organizations with PIPs; and (iii) requirements related to subcontracting arrangements. In the case of substantial financial risk (defined in the regulations according to several methods, but essentially risk in excess of 25% of the maximum payments anticipated under a plan with less than 25,000 covered lives), Organizations must: (1) conduct enrollee surveys and (2) ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of the increasing public concerns regarding PIPs, the PIP regulations may become the model for the industry as a whole. The new regulations could have an affect on the ability of the Company to effectively reduce the costs of providing services by limiting the amount of risk that may be imposed upon physicians.

         Anti-Trust. Because the affiliated physician organizations remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company intends to comply with such state and federal laws as may affect its development of integrated health care delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and its affiliated physician groups.

         Insurance Regulations. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. There can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. On August 10, 1995, the National Association of Insurance Commissioners (the "NAIC") issued a report opining that certain risk-transferring arrangements may entail the business of insurance, to which state licensure laws apply, but that licensure laws would not apply where an unlicensed entity contracts to assume "downstream risk" from a duly licensed health insurer or HMO for health care provided to that carrier's enrollees. The NAIC's conclusions are not binding on the states. The Company does not now have capitated contracts and will enter into such contracts only with licensed insurance companies and HMOs, and only if allowed by state law. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

         Health Care Reform. As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

         Confidentiality of Patient Records. The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to the Company's databases delete any patient identifiers, including name, address, hospital and physician. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

         FDA Regulation. Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the United States Food and Drug Administration (the "FDA") under the Federal Food, Drug and Cosmetic Act of 1938, as amended (the "FDCA"). The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; FDA clearance of a premarket notification submission or FDA approval of a premarket approval application; medical device adverse event reporting; and general prohibitions on misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties, and other sanctions, including, but not limited to, product seizure, recall, repair or refund orders, withdrawal or denial of premarket notifications or premarket approval applications, denial or suspension of government contracts and injunctions against unlawful product manufacture, labeling, promotion and distribution or other activities.

         In its 1989 Draft Policy for the Regulation of Computer Products (the "1989 Draft Policy Statement"), the FDA stated that it intended to exempt certain clinical decision support software products from a number of regulatory controls. Under the 1989 Draft Policy Statement, the FDA stated that it intended to exempt decision support software products that involve "competent human intervention before any impact on human health occurs (e.g., where clinical judgment and experience can be used to check and interpret a system output)" from the following controls: manufacturer establishment registration and device listing, premarket notification and compliance with the medical device reporting and current good manufacturing practice regulations. In the 1989 Draft Policy Statement, the FDA stated that until it formally exempted decision support software products from these requirements, manufacturers of eligible decision support software products would be required to comply with those controls.

         Since issuing the 1989 Draft Policy Statement, the FDA has not issued a final policy on this issue and has not formally exempted any products as discussed in the 1989 Draft Policy Statement. The FDA has referred to the 1989 Draft Policy Statement in official presentations regarding software regulation and in decisions and opinions regarding the regulatory status of various products. Over the last few years, however, the FDA has stated that it intends to issue a new policy concerning computer products and has been increasing its efforts to develop this policy in recent months. Under this new policy, exemptions from regulatory controls, if any, would be based upon a product specific "risk factor" analysis. For purposes of this analysis, the FDA has considered, among other things, the following: (i) seriousness of the disease to be diagnosed or treated; (ii) time frame for use of the information; (iii) whether the data output is provided or manipulated in a novel or non-traditional manner; (iv) whether the software provides individualized patient care recommendations; (v) whether the mechanism by which the software arrives at a decision is hidden or transparent; and (vi) whether the product provides new capabilities for the user. Given the FDA's intent to issue a new policy concerning the regulation of computer software, there can be no assurance as to the effect of such a policy, if any, upon the regulatory status of the Company's products.

         The Company's clinical information systems are intended to assist health care providers in analyzing economic and quality data related to patient care and expected outcomes in order to maximize the cost-effectiveness of general treatment plans and practice protocols. These products are not intended to provide specific diagnostic data or results or affect the use of specific therapeutic interventions for individual patients. As such, the Company believes that its clinical information systems are not medical devices under the FDCA and, thus, are not subject to the controls imposed on manufacturers of medical devices and do not fall within the scope of the 1989 Draft Policy Statement. The Company further believes that to the extent that its products are determined to be medical devices, they fall within the exemptions for decision support systems provided by the 1989 Draft Policy Statement. The Company has not taken action to comply with the requirements that would otherwise apply if the Company's products were determined to be non-exempt medical devices.

         There can be no assurance that the FDA will not make a request or take other action to require the Company to comply with any or all current or future controls applicable to medical devices under the FDCA. There can be no assurance that, if such a request were made or other action were taken, the Company could comply in a timely manner, if at all, or that any failure to comply would not have a material adverse effect on the Company's business, financial condition or results of operations, or that the Company would not be subjected to significant penalties or other sanctions. There can be no assurance that the FDA will continue to permit any or all of the exemptions provided in the 1989 Draft
Policy Statement, or in a new policy statement, if any, or that the FDA will promulgate regulations formally implementing such exemptions. There can be no assurance that the Company's current or future clinical information systems will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition or results of operations.

         The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. During the past several years, government regulation of reimbursement rates in the United States health care industry has increased. Lawmakers continue to propose programs to reform the United States health care system, which may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products. The Company cannot predict what impact, if any, such factors may have on its business, financial condition and results of operations.

Employees

         As of December 31, 1996, the Company had a total of approximately 110 employees, approximately 30 of whom were employed in the Company's information systems subsidiary. None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.


ITEM 2.  PROPERTIES
------

         The Company  currently  occupies  26,302  square feet of leased  office space in Tarrytown, New York, 4,065 square feet of leased office space in Marietta, Georgia, 1,180 square feet of leased office space in Wayne, Pennsylvania and 10,742 square feet of leased office and data center space in Chicago, Illinois. The current lease for the Tarrytown office has an annual rental of approximately $500,000 and expires in March 2002. The lease for the Marietta office expires in January 2001 and has an annual rental of approximately $50,000. The lease for the Wayne office expires in October 1997 and has an annual rental of approximately $20,000. The lease for the Chicago office expires in March 2001 and has an annual rental of $184,000 for the current year. The Company believes that these facilities are adequate for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
------

         The Company is not a party to any litigation that would have a material adverse effect on its business, results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Common Stock began trading over-the-counter on the Nasdaq National Market under the symbol "ADVH" on October 3, 1996. The high and low closing prices for the period from such date through December 31, 1996 were $16.87 and $12.50, respectively. As of March 25, 1997, there were approximately 170 registered holders of the Common Stock.

         The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the expansion of its business. The payment of any cash dividends in the future will depend on the Company's earnings, financial condition, results of operations, capital needs and other factors deemed pertinent by the Company's Board of Directors, subject to laws and regulations then in effect.


Item 6.  SELECTED FINANCIAL DATA

         The selected consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996, and the balance sheet data as of December 31, 1995 and 1996, are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data for the period from inception (August 27, 1993) to December 31, 1993 and the selected consolidated balance sheet data as of December 31, 1993 and 1994 are derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, but which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.


                                                                               Year Ended
                                      Period from Inception                    December 31,
                                      (August 27, 1993) to     ------------------------------------------
                                      December 31, 1993             1994          1995         1996
                                     ----------------------        ------        ------       ------
                                                   (In thousands, except per share data)

Statement of Operations Data:

    Revenues                                      $   --            $    379      $ 1,054      $19,136
    Cost of revenues                                  --                  12          340        9,707
                                                  -------            --------     --------     -------
    Gross profit                                      --                 367          714        9,429
    Operating expenses                               521               2,900        6,412       11,886
                                                  -------            --------     --------     -------
    Operating loss                                  (521)             (2,533)      (5,698)      (2,442)
    Other income (expense)                            --                 (15)          (8)          15
                                                  -------            --------     --------     -------
    Net loss before income taxes                    (521)             (2,548)      (5,706)      (2,445)
    Income tax benefit                                --                  --           --          977
                                                  -------            --------     --------     -------
    Net loss                                      $ (521)            $(2,548)     $(5,706)     $(1,465)
                                                  =======            ========     ========     =======
    Net loss per share                            $(0.23)            $ (1.03)     $ (1.47)     $ (0.26)
                                                  =======            ========     ========     =======
   Weighted average number of common
          shares and common share equivalents
          outstanding                              2,229               2,482        3,893        5,635
                                                  =======            ========     ========     =======


                                                                December 31,
                                           ---------------------------------------------------
                                                 1993        1994       1995        1996
                                                ------      ------     ------      ------
                                                               (In thousands)
Balance Sheet Data:
    Cash and cash equivalents                   $    7      $    7     $1,464      $12,086
    Investments in marketable securities            --          --         --        7,390
    Working capital (deficit)                     (435)     (1,032)      (741)      26,683
    Total assets                                    27         913      6,462       35,400
    Total debt                                      --         416        567          235
    Total stockholders' equity (deficit)          (416)       (325)     2,675       31,884


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

         The Company provides a full range of integrated management services and clinical information systems to physician group practices and physician networks. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices, (ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including recurring license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to long-term agreements with its MSOs, the results of which MSOs are consolidated in the Consolidated Financial Statements.

         To date, the Company has been dependent on a small number of contracts to generate the majority of its revenues. See "Business -- Concentration of Revenues." The Company expects that the concentration of its revenues will be reduced as the Company enters into additional contracts to provide management services and clinical information systems to physician organizations.

         The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company was a development stage company investing in technology development and did not provide physician practice and network management services prior to December 11, 1995.

Acquisitions

         On August 28, 1995, the Company acquired certain assets and assumed certain liabilities of Peltz Ventimiglia, Inc. ("Peltz"), a physician practice management consulting company with physician clients located throughout the East Coast of the United States, for 75,996 shares of Common Stock and contingent warrants to purchase 113,995 shares of Common Stock at $4.38 per share. The warrants are only exercisable, as contingent consideration, based on the achievement of targeted operating performance criteria.

         On September 1, 1995, the Company acquired U.S. Health Connections, Inc. ("Health Connections"), a network management company servicing the Southeastern United States and headquartered in Atlanta, Georgia, for $150,000 in cash, 30,193 shares of the Common Stock and $150,000 in notes payable. As of December 31, 1996, none of such notes payable remained outstanding. The purchase price also included an additional 56,611 shares of

Common Stock issued into escrow at closing. These escrowed shares represent contingent consideration that will be released from escrow based on the achievement of targeted operating performance criteria and accounted for based on the then fair market value.

         On April 1, 1996, the Company acquired certain assets of Benenson & Associates, Inc. ("Benenson"), a physician network development company with approximately 10 network clients located throughout the East Coast of the United States, for 8,937 shares of Common Stock and $45,000 in cash, payable in two installments of $22,500 each on the closing date and the first anniversary thereof.

Results of Operations

  Year Ended December 31, 1996 and 1995

         Total revenues for the year ended December 31, 1996 increased to $19.1 million from $1.1 million in the year ended December 31, 1995, primarily as a result of the increased activity in the Company's group practice and network management services. The provision of physician group practice management and related services and network management services accounted for approximately $15.1 million of the Company's net revenue for the year ended December 31, 1996 as compared to $.3 million in the year ended December 31, 1995. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software, systems and training revenues, of approximately $4.0 million for the year ended December 31, 1996, as compared to $.7 million in the year ended December 31, 1995.

         Cost of revenues for the year ended December 31, 1996 increased to $9.7 million from approximately $.3 million for the year ended December 31, 1995. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices under management.

         Operating expenses for the year ended December 31, 1996 increased to $11.9 million from $6.4 million for the year ended December 31, 1995. The increase in operating expenses reflected expenses related to the provision of physician group practice management services for the full year ended December 31, 1996, the Company did not begin to provide such services until December 1995.

         An income tax benefit of approximately $1.0 million was recorded in 1996 as a result of the Company's determination, based on profitable fourth quarter operations, that the related deferred income tax asset would be realized through the generation of taxable income in the future. No such benefit was recorded in 1995.

         The net loss for the year ended December 31, 1996 was $1.5 million compared to a loss of $5.7 million for the year ended December 31, 1995.


  Year Ended December 31, 1995 and 1994

         Total revenues for the year ended December 31, 1995 increased to $1.1 million from $378,878 in the year ended December 31, 1994, primarily as a result of the initiation of the Company's physician group practice services to Madison in December 1995, which generated approximately $505,000 of the Company's net revenue for the year ended December 31, 1995. The Company began to provide physician network management services in September 1995, which accounted for approximately $163,000 of the Company's net revenue for the year ended December 31, 1995. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues under its contract with an affiliate of PCS Health Systems, Inc., the managed care unit of Eli Lilly & Company, and software installation and training revenues, of approximately $386,000 for the year ended December 31, 1995, as compared to $378,878 of such revenues for the year ended December 31, 1994.

         Operating expenses for the year ended December 31, 1995 increased to $6.4 million from $2.9 million for the year ended December 31, 1994. The increase in operating expenses was due to the increases in staffing and general corporate expenses required to fund the Company's transition from a development stage company involved in the development of clinical information systems to a full service physician practice and network management company.

         The net loss for the year ended December 31, 1995 was $5.7 million compared to a loss of $2.5 million for the year ended December 31, 1994.

  Liquidity and Capital Resources

         At December 31, 1996, the Company had cash and cash equivalents of $12.1 million and marketable securities of $7.4 million, compared to $1.5 million of cash at December 31, 1995.

         The Company's operations used net cash of $11.0 million and $4.3 million in 1996 and 1995, respectively. The increased use of cash in 1996 resulted primarily from the purchase of accounts receivable from a physician practice under Company management for an aggregate amount of $4.5 million and $1.1 million from the recognition of revenue deferred at December 31, 1995. Cash flows from investing activities increased, as a result of the investment of proceeds from the Company's IPO in marketable securities, to $8.6 million for the year ended December 31, 1996 compared with $1.0 million for the year ended December 31, 1995. Net cash provided by financing activities was $30.2 million for the year ended December 31, 1996 and related to the completion of the Company's IPO. Net cash provided by financing activities for the year ended December 31, 1995 was $6.8 million primarily attributable to the private placement of equity securities. See "-- Acquisitions" above.

         The Company's operating plan for 1997 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include further development of the Company's clinical information systems, as well as ongoing business development and marketing. The Company believes that the net proceeds of the IPO, cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least the end of 1998

         During January and February 1997, the Company loaned $2 million to Madison, a physician practice it currently manages, secured by the physicians' 49% ownership interest in its MSO. The loan bears interest at prime plus 2 percent and is to be repaid in 12 equal monthly installments beginning January 1998. Furthermore, the Company provided a letter of credit on behalf of Madison that expires January 8, 1998, in the amount of $1.8 million by depositing restricted cash with the lending institution that issued the letter of credit. The Company has no other planned material capital expenditures or other capital commitments.

         From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company currently has no agreements or understandings, and is not engaged in active negotiations, with respect to any such acquisition.

         Under certain specified circumstances, the Company has the option to cause certain MSOs to be merged with and into a wholly-owned subsidiary of the Company in a transaction in which the interests of the physician groups and networks in such MSOs would be exchanged for Common Stock of the Company. The
Company has reserved 548,224 shares of Common Stock for issuance upon consummation of the Roll Up Transaction, all of which will be issued if the Company effects the Roll Up Transaction. In addition, certain of the physician groups and networks managed by the Company have rights to require the Company to purchase all or part of such physicians' interest in their respective MSO in the event that the Company does not consummate the Roll Up Transaction within one year after the satisfaction of specified conditions. There can be no assurance that the Company will have the financial resources to purchase such interests in accordance with its obligations at the time any such rights are exercised, or that the Company would be able to obtain financing on satisfactory terms or conditions, if at all, to purchase such interests. In addition, pursuant to its agreement with one of its physician group practice clients, the Company has agreed, under certain circumstances, to advance funds to such group practice to finance working capital. To date, the Company has not made any advances to such group practice under the agreement and it does not expect to do so in the future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Financial Statements

                                                                                       Page
                                                                                       ----
Report of Independent Public Accountants                                               F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996                           F-2
Consolidated Statements of Operations for the years ended December 31,
     1994, 1995 and 1996                                                               F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the  years
     ended December 31, 1994, 1995 and 1996                                            F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1994,
     1995 and 1996                                                                     F-5
Notes to Consolidated Financial Statements                                             F-6

                         Financial Statement Schedules


         All schedules have been omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."


ITEM 11.    EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation and Related Information."


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, and delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders, captioned "Certain Transactions."

                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)     Documents Filed as Part of the Report

                  1.        Financial Statements

                            The financial statements listed under Item 8 are filed as part of this report.

                  2.        Financial Statement Schedules

                            Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

                  3.        Exhibits

                            The  exhibits  listed  on the  accompanying  Exhibit
                            Index   are   filed  as  part  of  this   report  or
                            incorporated by reference herein.

          (b)     Reports on Form 8-K

                  No Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1997.

                                    ADVANCED HEALTH CORPORATION


                                    By   /s/ Jonathan Edelson
                                      ------------------------
                                      Jonathan Edelson, M.D.
                                      Chairman of the Board and
                                      Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                Title                                             Date
------------             -------                                           ------

  /s/ Jonathan Edelson    Chairman of the Board, Chief Executive           March 30, 1997
-----------------------       Officer and Director (Principal Executive
Jonathan Edelson, M.D.        Officer)

 /s/ Steven Hochberg      President and Director                           March 30, 1997
-----------------------
Steven Hochberg

 /s/ Alan B. Masarek      Chief Operating Officer and Chief Financial      March 30, 1997
-----------------------       Officer (Principal Financial and
Alan B. Masarek               Accounting Officer)


 /s/ James T. Carney
----------------------    Director                                         March 30, 1997
James T. Carney

 /s/ Barry Kurokawa
----------------------    Director                                         March 30, 1997
Barry Kurokawa

 /s/ Jonathan Lieber
----------------------    Director                                         March 30, 1997
Jonathan Lieber

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advanced Health Corporation:


We have audited the accompanying consolidated balance sheets of Advanced Health Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Health Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                       ARTHUR ANDERSEN LLP



New York, New York
March 28, 1997

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                          ASSETS                                                    1995                1996
                                          ------                                            --------------     -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                               $     1,464,427    $    12,085,990
    Investments in marketable securities (Note 5)                                                      -             7,389,971
    Accounts receivable, net                                                                      1,020,558          8,636,696
    Note receivable                                                                                 125,000               -
    Prepaid expenses                                                                                278,305            182,027
    Advances to affiliates (Note 4)                                                                    -               646,738
    Deferred income taxes, net (Note 11)                                                               -               976,792
                                                                                            ---------------    ---------------
              Total current assets                                                                2,888,290         29,918,214

PROPERTY AND EQUIPMENT, net (Note 6)                                                              1,538,898          2,053,049

INTANGIBLE ASSETS, net (Note 7)                                                                   1,875,611          1,857,763

OTHER ASSETS (Notes 2 and 4)                                                                        159,112          1,570,536
                                                                                            ---------------    ---------------
              Total assets                                                                  $     6,461,911    $    35,399,562
                                                                                            ===============    ===============
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                                        $     1,312,571    $     1,968,203
    Accrued expenses (Note 8)                                                                       407,241            912,764
    Deferred revenue                                                                              1,500,000            200,000
    Loan payable related to acquisition (Note 3)                                                    150,000             22,500
    Current portion of capital lease obligations (Note 12)                                          259,805            131,441
                                                                                            ---------------    ---------------
              Total current liabilities                                                           3,629,617          3,234,908

DEFERRED REVENUE                                                                                       -               200,000
CAPITAL LEASE OBLIGATIONS (Note 12)                                                                 157,254             80,775
                                                                                            ---------------    ---------------
              Total liabilities                                                                   3,786,871          3,515,683
                                                                                            ---------------    ---------------

COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and
       outstanding                                                                                     -                  -
    Common stock, $.01 par value; 15,000,000 shares authorized; 4,491,270 and 7,166,941
       shares issued and outstanding, respectively                                                   44,913             71,669
    Additional paid-in capital                                                                   11,481,478         42,068,864
    Accumulated deficit                                                                          (8,776,351)       (10,241,539)
    Unrealized gain on marketable securities, net of deferred income taxes                             -                59,885
    Less:  Treasury stock, at cost; 8,937 shares, respectively                                      (75,000)           (75,000)
                                                                                            ---------------    ---------------
              Total shareholders' equity (deficit)                                                2,675,040         31,883,879
                                                                                            ---------------    ---------------
              Total liabilities and shareholders' equity (deficit)                          $     6,461,911    $    35,399,562
                                                                                            ===============    ===============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For the Years Ended December 31,
                                                              ----------------------------------------------------


                                                                   1994               1995                1996
                                                                   ----               ----                ----

REVENUE FROM MSOs                                                $       --      $    341,657    $ 15,124,806

REVENUE                                                               203,878         712,292       4,011,420

REVENUE FROM RELATED PARTY                                            175,000            --              --
                                                                 ------------    ------------    ------------
          Total revenues                                              378,878       1,053,949      19,136,226

COST OF REVENUES                                                       12,297         340,326       9,706,667
                                                                 ------------    ------------    ------------

          Gross profit                                                366,581         713,623       9,429,559

OPERATING EXPENSES                                                  2,900,477       6,412,367      11,886,216
                                                                 ------------    ------------    ------------

          Operating loss                                           (2,533,896)     (5,698,744)     (2,456,657)

INTEREST EXPENSE                                                      (15,034)         (7,863)       (164,656)

INTEREST INCOME                                                          --              --           179,333
                                                                 ------------    ------------    ------------

          Net loss before income taxes                             (2,548,930)     (5,706,607)     (2,441,980)

INCOME TAX BENEFIT (Note 11)                                             --              --           976,792
                                                                 ------------    ------------    ------------

          Net loss                                               $ (2,548,930)   $ (5,706,607)   $ (1,465,188)
                                                                 ============    ============    ============

PER SHARE INFORMATION (Note 2):
   Net loss per share                                            $      (1.03)   $      (1.47)   $      (0.26)
                                                                 ============    ============    ============
   Weighted average common shares and common share equivalents
     outstanding                                                    2,482,213       3,893,244       5,634,898
                                                                 ============    ============    ============



              The accompanying notes are an integral part of these
                            consolidated statements.




                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                              Common Stock
                                                                                             Subscriptions
                                                   Common Stock          Additional            Receivable
                                           ----------------------------   Paid-in       --------------------------     Accumulated
                                           Shares        Par Value        Capital         Shares        Amount          Deficit
                                         ------------   ------------    ------------    ----------    ------------    ------------
BALANCE, January 1, 1994                    1,773,389   $     17,734    $     90,611       185,893    $     (3,120)   $ (520,814)

  Sale and issuance of common stock
  (Note 10a)                                   25,319            253         639,402            --              --              --

  Issuance of Series B Convertible
  Preferred Stock (Note 10)                   252,831          2,529       1,997,574            --              --              --
  Net loss                                         --             --              --            --              --      (2,548,930)
                                         ------------   ------------    ------------    ----------    ------------    ------------

BALANCE, December 31, 1994                  2,051,539         20,516       2,727,587       185,893          (3,120)     (3,069,744)

  Issuance of Common Stock (Note 10a)          50,641            506            (506)           --              --              --
  Issuance of Series C convertible
  Preferred Stock (Note 10)                   178,743          1,787       1,498,213            --              --              --
  Issuance of common stock in private
  placement (Note 10c)                         79,780            798         624,261            --              --              --
  Redemption of common stock
  subscriptions                                    --             --              --      (185,893)          3,120              --
  Exercise of stock options                   885,279          8,853          10,864            --              --              --
  Common stock issued for acquisitions        649,753          6,498       1,629,314            --              --              --
  Issuance of Series D Convertible
  Preferred Stock (Note 10)                   595,535          5,955       4,991,745            --              --              --
  Repurchase of treasury stock                     --             --              --            --              --              --
  Net loss                                         --             --              --            --              --      (5,706,607)
                                         ------------   ------------    ------------    ----------    ------------    ------------

BALANCE, December 31, 1995                  4,491,270         44,913      11,481,478            --              --      (8,776,351)
  Common stock issued for acquisition           8,937             89          44,911            --              --              --
  Exercise of stock options (Note 10)          21,734            217          85,757            --              --              --
  Issuance of common stock in public
  offering, net of expenses of
  $3,921,742 (Note 10c)                     2,645,000         26,450      30,456,718            --              --              --
  Unrealized gain on marketable
  securities, net of deferred income
  taxes of $39,924                                 --             --              --            --              --              --
  Net loss                                         --             --              --            --              --      (1,465,188)
                                         ------------   ------------    ------------    ----------    ------------    ------------

BALANCE, December 31, 1996                  7,166,941   $     71,669    $ 42,068,864            --    $         --    $(10,241,539)
                                         ============   ============    ============    ==========    ============    ============



                                            Unrealized
                                             Gain On           Treasury Stock
                                            Marketable     ---------------------------
                                             Securities      Shares          Amount           Total
                                            ------------   ------------   ------------    ------------
BALANCE, January 1, 1994                    $         --             --   $         --    $   (415,589)

  Sale and issuance of common stock
  (Note 10a)                                          --             --             --         639,655

  Issuance of Series B Convertible
  Preferred Stock (Note 10)                           --             --             --       2,000,103
  Net loss                                            --             --             --      (2,548,930)
                                            ------------   ------------   ------------    ------------

BALANCE, December 31, 1994                            --             --             --        (324,761)
  Issuance of Common Stock (Note 10a)                 --             --             --              --
  Issuance of Series C convertible
  Preferred Stock (Note 10)                           --             --             --       1,500,000
  Issuance of common stock in private
  placement (Note 10c)                                --             --             --         625,059
  Redemption of common stock
  subscriptions                                       --             --             --           3,120
  Exercise of stock options                           --             --             --          19,717
  Common stock issued for acquisitions                --             --             --       1,635,812
  Issuance of Series D Convertible
  Preferred Stock (Note 10)                           --             --             --       4,997,700
  Repurchase of treasury stock                        --          8,937        (75,000)        (75,000)
  Net loss                                            --             --             --      (5,706,607)
                                            ------------   ------------   ------------    ------------

BALANCE, December 31, 1995                            --          8,937        (75,000)      2,675,040
  Common stock issued for acquisition                 --             --             --          45,000
  Exercise of stock options (Note 10)                 --             --             --          85,974
  Issuance of common stock in public
  offering, net of expenses of
  $3,921,742 (Note 10c)                               --             --             --      30,483,168
  Unrealized gain on marketable
  securities, net of deferred income
  taxes of $39,924                                59,885             --             --          59,885
  Net loss                                            --             --             --      (1,465,188)
                                            ------------   ------------   ------------    ------------

BALANCE, December 31, 1996                  $     59,885          8,937   $    (75,000)   $ 31,883,879
                                            ============   ============   ============    ============


                           The accompanying notes are
               an integral part of these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               For the Years Ended December 31,
                                                                                       ---------------------------------------------
                                                                                               1994            1995            1996
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (2,548,930)   $ (5,706,607)   $ (1,465,188)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                           146,681         456,819         890,346
    Deferred income taxes                                                                        --              --        (976,792)
    Allowance for doubtful accounts                                                              --              --         210,000
    Changes in operating assets and liabilities-
      Accounts receivable                                                                        --      (1,020,558)     (7,826,138)
      Note receivable                                                                            --        (125,000)        125,000
      Prepaid expenses                                                                       (7,134)       (271,171)         96,278
      Advances to affiliates                                                                     --              --        (646,738)
      Other assets                                                                         (125,711)        (33,401)     (1,439,934)
      Accounts payable                                                                      200,713         993,445         655,632
      Accrued expenses                                                                       82,973         280,396         505,523
      Due to affiliate                                                                      270,709        (375,825)             --
      Deferred revenue                                                                     (175,000)      1,500,000      (1,100,000)
                                                                                       ------------    ------------    ------------

              Net cash used in operating activities                                      (2,155,699)     (4,301,902)    (10,972,011)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of note receivable from affiliate                                                     --        (500,000)             --
  Proceeds from repayment of note receivable from affiliate                                      --         500,000              --
  Investments in marketable securities                                                           --              --      (7,290,162)
  Cash paid for acquisitions                                                                     --        (150,000)             --
  Purchases of property and equipment, net                                                 (505,997)       (881,531)     (1,296,131)
                                                                                       ------------    ------------    ------------

              Net cash used in investing activities                                        (505,997)     (1,031,531)     (8,586,293)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from loan payable related to acquisition                           50,000         (50,000)        (94,500)
  Net proceeds from sale and issuance of common stock                                       639,655         628,179      30,483,168
  Net proceeds from exercise of stock options                                                    --          19,717          85,974
  Net proceeds from promissory notes                                                             --              --       5,000,000
  Repayment of promissory notes                                                                  --              --      (5,000,000)
  Purchase of treasury stock                                                                     --         (75,000)             --
  Net proceeds from issuance of Series B Convertible Preferred Stock (Note 10)            2,000,103              --              --
  Net proceeds from issuance of Series C Convertible Preferred Stock (Note 10)                   --       1,500,000              --
  Net proceeds from issuance of Series D Convertible Preferred Stock (Note 10)                   --       4,997,700              --
  Repayment of capital lease obligations                                                    (28,435)       (229,639)       (294,775)
                                                                                       ------------    ------------    ------------

              Net cash provided by financing activities                                   2,661,323       6,790,957      30,179,867
                                                                                       ------------    ------------    ------------
              Net change in cash and cash equivalents                                          (373)      1,457,524      10,621,563

CASH AND CASH EQUIVALENTS, beginning of year                                                  7,276           6,903       1,464,427
                                                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                                 $      6,903    $  1,464,427    $ 12,085,990
                                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                           $      3,267    $     21,497    $    160,477
                                                                                       ============    ============    ============
    Income taxes                                                                       $      3,189    $     14,854    $     35,633
                                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Capital lease obligations incurred                                                   $    394,481    $    280,652    $     58,017
                                                                                       ============    ============    ============
  Fair market value of common stock issued for acquisitions                            $         --    $  1,635,812    $     45,000
                                                                                       ============    ============    ============
  Unrealized gain on marketable securities                                             $         --    $         --    $     99,809
                                                                                       ============    ============    ============
  Loan payable issued for acquisition                                                  $         --    $    150,000    $     22,500
                                                                                       ============    ============    ============

                          The accompanying notes are an
                integral part of these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


1.       ORGANIZATION AND BUSINESS:

The Company

Advanced Health Corporation ("AHC") and subsidiaries (collectively, the "Company") provides physician groups and networks with professional practice and network management services and clinical information systems and services. The Company's wholly-owned subsidiary was incorporated on August 27, 1993 as Med-E-Systems Corporation, and was engaged at inception to design and develop clinical information systems for physician users. Effective August 1995, Med-E-Systems Corporation became a wholly-owned subsidiary of AHC, an entity incorporated in March 1995, through a stock-for-stock transfer in which preferred and common shareholders of Med-E-Systems Corporation exchanged their interests for the same amounts and classes of preferred and common stock in AHC as those then outstanding in Med-E-Systems Corporation. The Company was subsequently merged with and into Majean, Inc. (Note 3), a Delaware corporation, and the surviving corporation changed its name to Advanced Health Corporation.

The Company operates in a highly-regulated environment in which its sources of revenues are dependent on the Company's ability to successfully negotiate with third parties for its various services. Currently, the Company depends on revenue generated by a limited number of customers, including physician groups and networks which are under long-term contracts.

Formation of Management Service Organizations

The  Company  has  established   Management  Service  Organizations ("MSOs")  to
facilitate the provision of management services to physician practice and network clients.

In November 1995, the Company obtained a 51% interest in Uptown Physician Management , Inc. ("Uptown") a newly formed MSO. The Company acquired this interest as part of the formation of Uptown and concurrent with the signing of a long-term management services agreement between Uptown and Madison Medical - The Private Practice Group of New York, L.L.P.("Madison"), which is a multi-specialist group practice based in the State of New York.

In June 1996, the Company obtained a 51% interest in Specialist Physicians Management, Inc. ("Specialist"), a newly formed MSO. The Company acquired this interest as part of the formation of Specialist and concurrent with the signing of a long-term management services agreement between Specialist and Cardiology First of New Jersey, P.A., which is a network of cardiologists based in the State of New Jersey.

In June 1996, the Company obtained a 51% interest in Diamond Physician Management, Inc. ("Diamond"), a newly formed MSO. The Company acquired this interest as part of the formation of Diamond and concurrent with the signing of a long-term management services agreement between Diamond and Long Island Interventional Cardiology, which is a private cardiovascular physician practice based in Long Island, New York.

In August 1996, the Company obtained a 51% interest in Millenium Physician Management, Inc. ("Millenium"), a newly formed MSO. The Company acquired this interest as part of the formation of Millenium and concurrent with the signing of a long-term management services agreement between Millenium and Millenium Medical Associates, P.C., which is a multi-specialist group practice based in the State of New Jersey.

In November 1996, the Company obtained a 51% interest in Prime Health Physician Management, Inc. ("Prime"), a newly formed MSO. The Company acquired this interest as part of the formation of Prime and concurrent with the signing of a long-term management services agreement between Prime and Primary Care Associates, which is a multi-specialist group practice based in the State of Pennsylvania.

In November 1996, the Company obtained a 51% interest in Mid-Atlantic Physicians Management, Inc. ("Mid-Atlantic"), a newly formed MSO. The Company acquired this interest as part of the formation of Mid-Atlantic and concurrent with the signing of a long-term management services agreement between Mid-Atlantic and Mid-Atlantic Cardiology, P.A., which is a cardiologist group practice based in the State of New Jersey.

In forming these MSOs, the Company conveyed 49% interests (Note 3) to the physician practice or network in exchange for the execution of the long-term management services agreements described above. The Company records the fair value of these arrangements, which is, in the opinion of management, more readily determinable than the 49% MSO interest conveyed. These intangible assets, which are not material, will be amortized over the life of the related contracts.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of AHC and its wholly-owned subsidiaries, Advanced Health Management Corporation
("AHM", formerly Advanced Clinical Networks Corporation) and Med-E-Systems Corporation ("MES"), and the MSOs discussed in Note 1. The consolidated financial statements for 1994 and 1995 include the results of operations of the Company, including other entities formed or acquired from their formation or acquisition during those years, through December 31, 1995. The structure of the Company's wholly or majority-owned MSOs presently provides for the Company to receive activity-based fee income from the MSOs for management services provided, and reimbursement from the MSOs for certain expenses incurred, with the result being that there are no profits in the MSO entity for which a minority interest is required to be calculated. Accordingly, the consolidated financial statements do not reflect any minority interest in the operations of the MSOs. In the event that profits remain in MSO entities in the future, minority interests will be reflected in the Company's consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Operating revenues are generated form three principal sources:

(a) Physician Practice Revenues: A physician group practice is a single legal entity comprised of multiple physicians. Through its majority or wholly-owned consolidated MSOs, the Company enters into management services agreements with physician group practices, whereby such physician practices outsource their non-medical and administrative functions to the MSO. Activity-based fees are generated by the MSO through the provision of these outsourced services as well as certain additional management, marketing and information services. Fees for such services are either fixed or based on the level of services provided, as negotiated in the Company's various agreements for the provision of services, and are recognized monthly or as these services are rendered, respectively, based on the terms of the related agreements. The Company's contracts with its physician group practices also include pre-determined incentives which are earned and recognized as revenue in the event that the Company is successful in reducing a physician group practice's administrative expenses.

(b) Physician Network Revenues: A physician network is an aggregation of individual physicians and physician groups formed for the purpose of entering into contracts with third-party payors. A physician network enters into a contract with a third-party payor pursuant to which the physicians comprising the network agree to provide medical services to network enrollees in return for a fixed per enrollee fee. Such contracts are known as "capitated contracts". The physician network then enters into a management services agreement with the Company's majority-owned, consolidated MSO, pursuant to which the aggregate capitated payments are assigned to the MSO. From these capitated payments, the MSO pays a fixed percentage of the capitated premium to fund all administrative and management services required under the contract. After payment of such administrative and management expenses, the MSO pays the network physicians in return for the physicians' provision of medical services to medical enrollees. Such payments are based on a pre-determined fee schedule based on actuarial predictions of required medical utilization by the networks' enrollees. In the event that total capitated premiums exceed the sum of the costs of (i) administrative and management services provided and (ii) the physicians' provision of medical services to the network enrollees, such savings are shared between the MSO and the network physicians in differing pre-determined amounts. In the event that total capitated premiums are less than the sum of the abovementioned costs, such costs are accrued and are borne proportionally by the MSO. The Company has not earned, recognized or recorded any such capitated revenues through December 31, 1996.

In the event that contracts between MSOs and physician practices and network are terminated, the terms of the related contracts do not require the Company, through the MSOs, to return any previously-earned revenues.

(c) Information Systems and Services Revenue: The Company's current business strategy for providing integrated physician practice and network management services includes selling its information systems and services as a means of ultimately providing a full range of services. In order to generate operating funds and demonstrate the uses of its systems and development capabilities, the Company has licensed and may continue licensing certain components of its software to third parties.

The Company recognizes revenue from the sale of its information systems and services (upon installation and acceptance), and from the licensing of its software to third parties (upon delivery). Certain of these third parties provide payment in advance for the development and installation of software, databases and systems. The Company accounts for these advance payments as deferred revenue when received, and recognizes revenue ratably over the period of time during which the software is delivered and services are performed. In December 1991, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 91-1, "Software Revenue Recognition". The Company's revenue recognition policy is in compliance with the provisions of the SOP.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables from physician practice revenues, physician network revenues and information systems and services rendered.

Investments in Marketable Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this pronouncement, the debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Property and Equipment

Property and equipment, consisting primarily of electronic data processing equipment, are stated at cost and depreciated on a straight-line basis over the useful lives of the assets (3 to 5 years). Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, covenants not-to-compete and management contracts are included in intangible assets and are presently being amortized over periods of 4 to 20 years on a straight-line basis. These amortization periods are evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired.

Accounting for Long-Lived Assets

During March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, and was adopted by the Company in 1996. The effect of the adoption was not material.

Computer Software Costs

The Company develops computer software which is marketed to third parties. The Company capitalizes such costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of such costs is provided using the straight-line method over the estimated economic life of the products, which is generally five years.

The Company has $100,569 and $1,130,143 of unamortized capitalized computer software costs included in other assets in the accompanying consolidated balance sheets as of December 31, 1995 and 1996, respectively. Such costs capitalized in 1996 were incurred primarily in the latter part of that year.

Computer software amortization expense aggregated $0, $25,142 and $28,542, respectively, for the three years ended December 31, 1996.

Research and Development

Research and development costs are expensed as incurred by the Company. Research and development expense aggregated $1,582,332, $3,157,389 and $2,843,355, respectively, for the three years ended December 31, 1996.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on (1) differences between the financial accounting and income tax bases of assets and liabilities and (2) net operating loss carry-forwards, using enacted tax rates in effect for the years in which the differences and carry-forwards are expected to reverse and be utilized, respectively (Note 11).

Net Loss Per Common Share

Net loss per common share was computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the respective years, which includes, for all periods, (i) the effect of the conversion of Class A, B, C and D Convertible Preferred Stock to common stock,
(ii) the retroactive effect of the reverse stock split, both described in Note 10, which occurred concurrent with the consummation of the Company's initial public offering and (iii) the impact of the issuance, in the year prior to the Company's initial public offering, of 504,477 warrants and options for all periods presented. Fully diluted net loss per common share has not been presented since the inclusion of the impact of stock options and warrants outstanding (Notes 3, 9 and 10) would be antidilutive.

Stock-Based Compensation

During October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and earnings (loss) per share in the notes to the consolidated financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company has adopted this standard in 1996, and has elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to provide the necessary pro-forma disclosures (Note 10).

Recently Issued Accounting Standards

Subsequent to December 31, 1996, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently-required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.       ACQUISITION OF BUSINESSES:

Acquisitions

The transaction with Majean, Inc. described in Note 1 was accounted for as a purchase through the issuance of 543,564 shares of the Company's stock to the shareholders of Majean, Inc., who were not previously affiliated with the Company, for an aggregate purchase price of $1,368,471. Additionally, options to purchase 283,010 shares of common stock at $.0112 per share were issued as part of this transaction. These options are only exercisable, as contingent consideration, upon the achievement of certain capitalization levels related to regulatory requirements. The entire purchase price of this acquisition has been allocated to intangible assets in the accompanying consolidated balance sheets, as will any contingent consideration which arises due to the option described above, based on a twenty-year contract with an MSO, which was contributed to Majean, Inc. by its shareholders upon its formation immediately prior to the transaction. Accordingly, this intangible asset is being amortized over a period of twenty-years.

Pursuant to an asset purchase agreement with Peltz Ventimiglia, Inc. ("Peltz") dated August 28, 1995, AHC acquired certain assets and assumed certain liabilities of Peltz for 75,996 shares of common stock for an aggregate purchase price of $191,327. Additionally, the former owners of Peltz received warrants to purchase 113,995 shares of the Company's common stock at $4.38 per share, which management believes to be in excess of the fair market value of such shares at the date of grant. These warrants are only exercisable, as contingent consideration, based on the achievement of targeted operating performance.

Pursuant to a purchase agreement with U.S. Health Connections, Inc. ("Health Connections") dated September 1, 1995, the Company acquired, through its subsidiary AHM, all of the outstanding stock of Health Connections for $150,000 in cash, a note for $150,000 due in two installments within one year of the acquisition and 30,193 shares of common stock, for an aggregate purchase price of $376,014. Furthermore, the Health Connections purchase agreement calls for the issuance of an additional 56,611 common shares, as contingent consideration, based on the achievement of targeted operating performance by this entity.

The Company will record the effect of the contingent consideration, if any, related to these acquisitions based upon the provisions of Emerging Issues Task Force Issue 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination", which sets forth the criteria for determining the allocation of contingent consideration as either additional purchase price or compensation expense. These criteria provide for the recognition of contingent consideration, as opposed to compensation expense, upon the exercisability, if any, of such options and warrants where relevant facts and circumstances, such as continued employment of the sellers, components of the selling shareholder group, reasons for contingent payments and other agreements and issues, indicate that such accounting is warranted. Management of the Company believes that the terms of the acquisitions described above meet the criteria for recognition of contingent consideration.

These acquisitions described above were valued based on management's estimate of the fair value of common stock at the date of acquisition, which was determined by the Company's management by comparisons to (i) arms-length transactions with unrelated third-parties for the same or similar securities and (ii) an independent third-party appraisal. Costs in excess of net assets acquired were recorded as intangible assets as follows:

                                                                      Peltz                U.S. Health
                                             Majean, Inc.       Ventimiglia, Inc.       Connections, Inc.

         Accounts receivable                $         -         $        41,555           $       40,775
         Management contracts                    1,368,471                 -                        -
         Goodwill                                     -                 173,551                  355,239
         Covenant not-to-compete                      -                  10,000                   10,000
         Current liabilities                          -                 (33,779)                 (30,000)
                                          ----------------    -----------------       ------------------
              Total purchase price          $    1,368,471      $       191,327           $      376,014
                                            ==============      ===============           ==============

Pro Forma Results of Operations

Summarized below are the unaudited pro forma results of operations of the Company as though these acquisitions had occurred at the beginning of 1994. This pro forma information does not give effect to any operations of Majean, Inc., which had no operations prior to the merger transaction with the Company. Adjustments have been made for pro forma income taxes and amortization of intangible assets related to these transactions.

                                         For the Years Ended December 31,
                                         --------------------------------
                                                1994           1995
          Pro Forma:                     --------------    --------------
             Revenues                       $ 1,228,409    $ 1,619,621
             Net loss                        (2,467,198)    (5,742,954)
             Net loss per share             $     (1.18)   $     (1.66)

These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of 1994, or of results which may occur in the future.

On April 1, 1996, the Company acquired certain assets and assumed certain liabilities of a network development company in exchange for 8,937 shares of the Company's common stock and $45,000, to be paid in two installments of $22,500 on the closing date and on the first anniversary thereof, for an aggregate purchase price of approximately $90,000, all of which is included in goodwill in the accompanying consolidated balance sheets. The pro forma effects of this transaction have not been presented, as the results are immaterial to the Company's consolidated financial statements taken as a whole.

The stockholders agreements for these MSOs and those MSOs which were formed as described in Note 1, among other things, (i) restrict the transfer of MSO equity, (ii) provide the terms upon which the MSO can, at the Company's option, be merged with and into a wholly-owned subsidiary of the Company in a transaction in which the physician practice or network will receive stock of the Company in exchange for shares in the MSO and (iii) grant to the physician practice or network the right to put its equity share in the MSO to the Company within one year of the Company's satisfaction of certain specified targets if the Company has not called its right to acquire those interests within that period. The agreements provide that these call transactions will be paid in the Company's common stock, and put transactions will be paid in cash, and that either transaction, if effected, would be based on an agreed-upon amount at the time of the transaction. The Company will, in the event that these transactions take place, account for such transactions as purchases at the agreed-upon fair market value of the MSO interest being purchased.

4.       RELATED PARTY TRANSACTIONS:

Shared Services

The Company previously shared office space and administrative services with Physicians' Online, Inc. ("POL"), a privately held healthcare information services company which is partly owned by several of the Company's shareholders, including certain officers and directors.

During the three years ended December 31, 1996, POL also incurred expenses totaling $135,825, $180,631 and $94,605, respectively, on behalf of the Company for which the Company has reimbursed POL. The Company also repaid a loan from POL in the amount of $300,000 during the year ended December 31, 1995. In addition, during 1995, POL borrowed $500,000 from the Company. POL repaid this amount in full prior to December 31, 1995.

Transactions with MSOs

Revenues from MSOs, which are also related parties, are separately set forth in the accompanying consolidated financial statements.

In December 1996, one of the MSOs purchased accounts receivable from a physician practice, under the terms of its management services agreement, for an aggregate amount of $4,501,352, which is included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 1996. In accordance with the agreement, all purchased accounts receivable outstanding after ninety days from the purchase date are to be sold back to the physician practice at face value. In the event that the physician practice is unable to repurchase the receivables, the aggregate outstanding amount is converted to a loan which is collateralized by outstanding shares of the Company held by the shareholders of the physician practice.

During 1996, a separate MSO made advances aggregating $600,000, in the ordinary course of business, to a physician practice with which the MSO has a long-term management services agreement. These advances were satisfied subsequent to December 31, 1996, as the physician practice simultaneously assigned certain accounts receivable to the MSO to satisfy the advances and sold additional accounts receivable to the MSO. This amount is included in advances to affiliates in the accompanying consolidated balance sheet.

Transactions with Officers

In accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company has made loans to certain senior executives of the Company aggregating $430,000, which are included in other assets in the accompanying consolidated balance sheet as of December 31, 1996. These loans are due three years from the loan date with interest payable monthly at a rate of 6% per annum. There were such no loans outstanding at December 31, 1995.

Management of the Company believes that these related party transactions were effected on terms which approximate fair market value.

5.       INVESTMENTS IN MARKETABLE SECURITIES:

The amortized cost, gross unrealized gains and losses and fair value of the available-for-sale securities as of December 31, 1996, are as follows:

                                               Amortized          Unrealized         Unrealized
                                                 Cost               Gains              Losses           Fair Value
                                             -------------      -------------       -------------      -------------
           Commercial paper                  $   7,290,162      $      99,809       $     -            $   7,389,971
                                             =============      =============       =============      =============

All available-for-sale securities are due within one year. There were no sales of available-for-sale securities for the year ended December 31, 1996. The Company had no marketable securities prior to 1996.

6.       PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following:

                                                                                     December 31,
                                                                            --------------------------------
                                                                                1995              1996
                                                                                ----              ----
         Computer equipment and software                                   $    1,152,077    $    2,276,484
         Equipment under capital leases                                           681,988           470,856
         Furniture and fixtures                                                   189,448           271,578
         Leasehold improvements                                                    60,236            43,061
                                                                           --------------   ---------------
                                                                                2,083,749         3,061,979

         Less:  Accumulated depreciation and amortization                         544,851         1,008,930
                                                                           --------------   ---------------
         Property and equipment, net                                       $    1,538,898    $    2,053,049
                                                                           ==============    ==============

Depreciation and amortization aggregated $146,681, $396,618 and $781,980, respectively, for the three years ended December 31, 1996.

 7.      INTANGIBLE ASSETS:

Intangible assets arising from acquisitions (Note 3) consist of the following:

                                                                                      December 31,
                                                                           -----------------------------------
                                                                                1995                 1996
                                                                                ----                 ----
           Management contracts                                            $     1,368,471      $   1,368,471
           Goodwill                                                                528,790            618,790
           Covenant not-to-compete                                                  20,000             20,000
                                                                         -----------------    ---------------
                                                                                 1,917,261          2,007,261

           Less:  Accumulated amortization                                          41,650            149,498
                                                                         -----------------    ---------------
                    Intangible assets, net                                 $     1,875,611      $   1,857,763
                                                                           ===============      =============

Amortization aggregated $41,650 and $107,848, respectively, for the years ended December 31, 1995 and 1996. There were no intangible assets prior to 1995.

8.       ACCRUED EXPENSES:

Accrued expenses consist of the following as of December 31, 1996:

           Reimbursable physician practice expense              $     326,225
           Public stock offering expenses                             244,656
           Other                                                      341,883
                                                              ---------------
                    Total accrued expenses                      $     912,764
                                                                =============

The Company had no individual accrued expenses in excess of 5% of current liabilities as of December 31, 1995.

9.       BRIDGE FINANCING:

Bridge Financing

On February 28, 1996, the Company entered into an agreement to issue three 8% promissory notes to an investor for an aggregate amount of $3,000,000. The Company issued one promissory note and received $1,500,000 upon the closing, issued a second promissory note and received $750,000 at the second closing date, April 26, 1996, and issued a third promissory note and received the remaining $750,000 on the third closing date, June 28, 1996. Each note was due on the earlier of the initial public offering of the Company's securities or one year from the respective closing dates. Interest was due quarterly on each of the notes.

In addition, the investor received warrants to purchase 16,757 shares of common stock of the Company at $16.78 per share which expire on June 28, 2001. The exercise price of $16.78 per share is, in the opinion of management, greater than the fair market value of such shares at the date the warrants were issued. The investor also received 8,937 contingent warrants to purchase the Company's stock at $8.39 per share. These contingent warrants were to be exercisable during the period from January 1, 1997 through June 28, 2001 if payment had not been made on the notes by the agreed-upon payment dates described above or if an initial public offering was not consummated prior to January 1, 1997; however, when payments on the notes were made by the specified dates, these contingent warrants were canceled.

The Company also entered into an agreement with the owners of the Company's Series D Convertible Preferred Stock and related warrants (Note 10) for additional bridge financing in the amount of approximately $2,000,000. This financing was unsecured, bore interest at 9% and expired on the earlier of the consummation of an initial public offering or July 31,1997. On June 19, 1996, the Company issued three promissory notes in the aggregate principal amount of $1 million and on August 13, 1996, the Company issued three additional promissory notes in the aggregate principal amount of $1 million under this agreement.

The Company used a portion of the proceeds of the initial public offering to repay this bridge financing. The supplementary net loss per share for the year ended December 31, 1996, which follows, gives supplementary effect to the issuance of 384,615 shares of common stock for the entire period during which the related bridge financing was outstanding, which is the number of shares issued in the initial public offering, the proceeds of which were used to repay the bridge financing, as well as to the effect of the reduction of related interest expense, net of tax, in the period during which that debt was outstanding. These shares are presumed outstanding for supplementary purposes only, and were neither issued nor outstanding for any purpose during the year ended December 31, 1996.

                                                    For the year ended
                                                     December 31, 1996

          Supplementary net loss per share             $       (.24)
                                                       =============
          Supplementary weighted average
            common shares outstanding                     5,931,241
                                                       =============

10.      SHAREHOLDERS' EQUITY:

Common Stock

(a) In November 1994, the Company sold 75,960 common shares pursuant to a private placement agreement dated August 22, 1994 for an aggregate of $639,655. Of these shares sold, all of which were paid for in 1994, 25,319 were issued prior to December 31, 1994 and 50,641 were issued in January 1995. In accordance with this agreement, the holders of these shares have the right, on two occasions, to participate on a "piggy-back" basis in a registration by the Company under the Securities Act of 1933, as amended, subject to certain restrictions, for a period ending on October 31, 1999, and commencing twelve months from the closing of an initial public offering of the securities of the Company.

(b) In 1995, the Company sold 79,780 common shares pursuant to a private placement agreement dated April 21, 1995 for an aggregate of $625,059. In accordance with this agreement, the holders of these shares have the right, on two occasions, to participate on a "piggy-back" basis in a registration by the Company under the Securities Act of 1933, as amended, subject to certain restrictions, for a period ending on September 30, 2000, and commencing twelve months from the closing of an initial public offering of the securities of the Company.

(c) In October 1996, the Company completed an initial public offering of its securities. The offering included the sale of 2,300,000 shares of common stock (on a basis which reflected the reverse split described below) at $13 per share plus an underwriters' overallotment of 345,000 shares. Total net proceeds from this offering were $30,483,168.

Preferred Stock

Prior to the initial public offering, the Company had 2,000,000 shares of authorized Preferred Stock with a par value of $.01 per share, of which 971,800 shares had been designated Series A Convertible Preferred Stock. On August 31, 1993, the Company sold 971,800 shares of Series A Convertible Preferred Stock for $97,180. In March 1994, the Company authorized and sold 282,900 shares of Series B Convertible Preferred Stock for $2,000,103 pursuant to a Private Placement Agreement. In January 1995, the Company authorized and sold 200,000 shares of Series C Convertible Preferred Stock for $1,500,000 pursuant to a Private Placement Agreement. In August 1995, the Company authorized and sold 666,360 shares of Series D Convertible Preferred Stock for $4,997,700 pursuant to a Private Placement Agreement. All of the above shares are not redeemable.

Each individual share of Series A, B, C and D Convertible Preferred Stock was convertible into 1.5 common shares at the holder's option, subject to adjustment for antidilution. The holders of Series A, B, C and D Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of Series A, B, C and D Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price per share of $.07, $4.71, $5.00 and $5.00, respectively.

Subject to certain provisions, registration rights, as defined in the agreement, may be exercised after the earlier of (1) August 23, 1999 or (2) the effective date of the first registration statement for a public offering of securities of the Company. Holders of Series B, C and D Convertible Preferred Stock have voting rights. Furthermore, holders of Series D Convertible Preferred Stock have the right to purchase 446,858 shares of Class D Convertible Preferred Stock at $8.39 per share.

 Stock Splits and Conversion of Preferred Stock

In January 1995, the Company authorized a 100 for 1 stock split on its Series A and B Preferred Stock and a 100 for 1 stock split on the common stock sold in 1993. In April 1996, the Company authorized a 1.5 for 1 stock split on its common stock in the form of a stock dividend.

Pursuant to the terms of the Series A, B, C and D Convertible Preferred Stock, these securities were converted, on a 1.5 to 1 share basis, to common stock immediately prior to the effective date of the initial public offering.

In connection with the initial public offering, the Company effected a recapitalization whereby the presently outstanding common stock (including converted Series A, B, C and D Convertible Preferred Stock) was converted to shares of common stock on a .59581 to 1 share basis.

All information in the accompanying consolidated financial statements and footnotes has been retroactively restated to give effect to these transactions.

Stock Options

During 1994, the Company issued options to employees to purchase 970,860 shares of common stock at prices ranging from $.0112 to $2.52 per share.

During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") for the purpose of granting incentive stock options to employees, officers or directors of, or consultants or advisors to, the Company, provided that incentive stock options may only granted to individuals who are employees of the Company. Options granted under the 1995 Plan typically vest annually over a three-year period and expire ten years from the date of grant. The Company reserved 1,500,000 shares of common stock for issuance under the 1995 Plan.

The Company also adopted the Advanced Health Corporation Employee Stock Purchase Plan (the "Employee Plan") during 1996 in order to allow the employees of the Company to acquire a proprietary interest in the Company through the purchase of the Company's common stock. Under the Employee Plan, eligible employees will be granted options to purchase shares of common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the Employee Plan is 1,200,000. No shares have been issued under the Employee Plan.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                                     1995                 1996

Net loss:                                  As Reported        $     (5,706,607)    $    (1,465,188)
                                           Pro Forma                (5,898,054)         (1,850,482)
Net loss per share:                        As Reported        $          (1.47)    $         (0.26)
                                           Pro Forma                     (1.51)              (0.33)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the 1995 Plan at December 31, 1995 and 1996, and changes during the years then ended, is presented in the table and narrative below:

                                                        1995                                   1996
                                                                Wtd Avg                                Wtd Avg
                                            Shares             Ex Price             Shares            Ex Price
                                       ----------------  ---------------------  ---------------  -------------------
Outstanding at beg. of year                  841,264            $   0.27                888,916      $   0.17
Grant                                        980,968                2.73                154,733          6.77
Exercised                                   (885,279)               0.01                (21,734)         3.71
Forfeited                                    (48,037)               2.52               (217,471)         4.17
                                       -------------                            ---------------
Outstanding at end of year                   888,916                0.17                804,444          1.31
                                       =============                            ===============
Exercisable at end of year                    22,479                 n/a                306,511           n/a
                                       =============                            ===============
Weighted average fair value of
   options granted                        $     1.43                 n/a         $   3.54                 n/a

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.2%; expected dividend yields of 0%; expected lives of 3 years; expected stock price volatility of 74%.

Stock Warrants

In October 1995, the Company issued warrants to a financial advisor to purchase 17,874 shares of common stock at $3.52 per share. In the opinion of management, the exercise price of $3.52 per share represents the fair value of such shares at the date the warrants were issued. Accordingly, management has determined that the intrinsic value of these warrants is not material to the Company's consolidated financial statements.

11.      INCOME TAXES:

Income tax benefit consists of the following:

                                                             Year Ended December 31,
                                                -------------- ------------------ --------------
                                                  1994               1995               1996
                                                  ----               ----               ----
        Federal:
             Current                             $ -               $  -             $     -
             Deferred                              -                  -                  757,014
        State and Local:
             Current                              -                   -                   -
             Deferred                              -                  -                  219,778
                                                 --------          ---------        ------------
               Total income tax benefit          $ -               $  -             $    976,792
                                                 ========          =========        ============

A reconciliation of difference between the statutory U.S. Federal Income Tax Rate and the Company's effective tax rate for the years ended December 31, 1994, 1995 and 1996 follows:

                                              1994       1995       1996
                                               ---        ---        ---

U.S. Federal statutory income tax
  rate                                          34%        34%        34%
State income taxes, net of federal tax
  tax benefit                                    6%         6%         6%
Net operating loss without tax
  benefit                                      (40%)      (40%)       --
                                             ------     -----       -----
                                                --         --         40%
                                              ======     =====       =====

     The tax effects of temporary differences, that give rise to a significant portion of the deferred income tax asset, net, are as follows:

                                                                  December 31,
                                                       -----------------------------------
                                                            1995                 1996
                                                            ----                 ----
           Current deferred income tax assets:
              Net operating loss carryforward          $          -        $      976,792
                                                       ---------------     --------------
                    Current deferred tax asset                    -               976,792
                                                       ---------------     --------------

           Noncurrent deferred income tax asset, net:
              Net operating loss carryforwards               2,564,800          3,510,540
              Amortization                                     522,969            380,346
              Deferred revenue                                 240,000            160,000
              Allowance for doubtful accounts                     -                84,000
              Other                                            178,771            (10,924)
                                                       ---------------     --------------
                                                             3,506,540          4,123,962
                                                       ---------------     --------------

           Less:  Valuation allowance                       (3,506,540)        (4,123,962)
                                                       ---------------     --------------
           Total deferred income taxes, net            $          -        $      976,792
                                                       ===============     ==============

As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") available to offset future book and taxable income of approximately $10.2 million and $8.7 million, respectively, which expire in varying amounts through 2011. Certain of these carryforwards are limited as to their utilization due to cumulative changes in ownership of the Company through 1996 (Note 10). Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, as amended could limit the amount of net operating loss carryforwards in any one year. In 1996, management of the Company determined that it has become more likely than not that the current year deferred income tax assets will be realized and has, accordingly, recorded the current year deferred income tax asset of $976,792, which is included in the income tax benefit in the accompanying consolidated statement of operations for 1996. The determination that the net deferred income tax asset of $976,792, which includes the deferred income tax benefit for the current year, is realizable is based on the Company's profitability in the latter part of 1996.

12.      CAPITAL LEASE OBLIGATIONS INCOME TAX:

The Company is the lessee of certain equipment under capital leases expiring through 2001. The assets and liabilities are recorded at the lower of the present value of minimum lease payments or the fair market value of the asset. The interest rates on the capital leases vary from 2.63% to 17.00%.

Future minimum payments under these lease agreements are as follows:

      Year ending December 31,
          1997                                                     $     145,048
          1998                                                            77,818
          1999                                                             8,458
          2000                                                            10,648
          2001                                                             3,550
                                                                   -------------
          Total minimum lease payments                                   245,522

          Less:  Amount representing interest                             33,306
                                                                   -------------
          Present value of net minimum lease payments                    212,216
          Less: Current portion                                          131,441
                                                                   -------------
                                                                   $      80,775
                                                                   =============
13.      COMMITMENTS:

The Company leases certain office space for its operations. Leases for this space expire through 2002 and call for annual rent, with immaterial escalations through the end of the leases.

The Company has also entered into several operating leases for office equipment.

Future minimum payments for operating leases at December 31, 1996 are as follows:

         Year ending December 31,

                  1997                                  $   631,012
                  1998                                      719,016
                  1999                                      784,040
                  2000                                      813,764
                  2001 and thereafter                       792,289

Rent expense was $69,774, $125,881 and $629,847, respectively, for the three years ended December 31, 1996.

14.      SUBSEQUENT EVENT:

Subsequent to December 31, 1996, the Company loaned $2,000,000 to Madison at the prime rate plus 2%, not to exceed 10%, with interest payable monthly and the outstanding principal payable in twelve monthly installments beginning in January 1998. In conjunction with this loan, the Company has guaranteed a letter of credit of Madison, in the amount $1,727,000, by depositing and restricting cash in the same amount with the same financial institution providing that letter of credit. These obligations are secured by the 49% ownership interest in Uptown held by Madison.

                                  EXHIBIT INDEX

Exhibit No.                   Description of Exhibit                    Page
-----------                   ----------------------                    ----

**2.1          Agreement and Plan of Merger dated as of August 2,
               1995,   among   Med-E-Systems   Corporation,   MES
               Acquisition Corp. and the Registrant

**2.2          Agreement and Plan of Merger dated as of August 7,
               1995, between the Registrant and Majean, Inc.

**2.3          Asset  Purchase  Agreement  dated as of August 28,
               1995,    among    Advanced    Clinical    Networks
               Corporation,   Peltz  Ventimiglia,  Inc.,  Richard
               Ventimiglia and Steven Peltz

**2.4          Agreement and Plan of Merger dated as of September
               1, 1995, among U.S. Health Connections,  Inc., the
               Registrant   and   Advanced    Clinical   Networks
               Corporation

**3.1          Restated   Certificate  of  Incorporation  of  the
               Registrant

**3.2          By-laws of the Registrant


+**10.1 Development and Marketing Agreement dated as of August 1, 1995, between Med-E- Systems Corporation and Integrated Disease Management, Inc

+**10.2        Software  License  Agreement dated as of September
               27, 1995,  between Med-E- Systems  Corporation and
               Medco Containment  Services Inc

+**10.3        System  Implementation  Agreement  dated September
               14, 1995, between IDX Systems  Corporation and the
               Registrant

**10.4 Investors' Rights Agreement dated as of August 31, 1993, among Med-E-Mail Corporation, Financial Strategic Portfolios, Inc. -- Health Sciences Portfolio and The Global Health Sciences Fund

**10.5 Amended and Restated Investors' Rights Agreement dated as of March 16, 1994, among Med-E-Mail Corporation, Financial Strategic Portfolios, Inc. -- Health Sciences Portfolio and The Global Health Sciences Fund

**10.6 Amended and Restated Investors' Rights Agreement dated as of January 27, 1995, among Med-E-Systems Corporation, Invesco Strategic Portfolios, Inc. -- Health Sciences Portfolio and The Global Health Sciences Fund

**10.7 Investors' Rights Agreement dated as of August 23, 1995, among the Registrant, 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P

**10.8         Registrant  Rights  Agreement  dated  February 28,
               1996,  among the Registrant,  Park Avenue Capital,
               L.P. and Access Industries, LLC

+**10.9        Management Services Agreement dated as of December
               11, 1995,  between  Madison Medical -- The Private
               Practice  Group of New  York,  L.L.P.  and  Uptown
               Physician Management,  Inc.

**10.10        Stockholders'  Agreement  dated as of December 11,
               1995, among Uptown Physician Management, Inc. and certain stockholders

+**10.11       Management  Services  Agreement dated as of August
               7, 1995,  among  Advanced  Heart  Institute of New
               York,  P.C.,   Valavanur  A.  Subramanian,   M.D.,
               Jeffrey Moses M.D. and Majean Sub 2, Inc.

+**10.12       Management  Services Agreement dated as of July 1,
               1996,  between Specialist  Physicians  Management,
               Inc. and Cardiology First of New Jersey, P.A.

Exhibit No.                   Description of Exhibit                    Page
-----------                   ----------------------                    ----

**10.13        Stockholders'  Agreement  dated as of July 1, 1996
               among  Specialist  Physicians  Management,   Inc.,
               Specialist  Physicians  MSO,  L.L.C.  and Advanced
               Health Management Corporation.

+**10.14       Management  Services Agreement dated as of July 1,
               1996 between Diamond  Physician  Management,  Inc.
               and Long Island Interventional Cardiology.

**10.15        Stockholders'  Agreement  dated as of July 1, 1996
               among Diamond  Physician  Management,  Inc.,  Long
               Island  Interventional   Cardiology  and  Advanced
               Health Management Corporation.

+**10.16       Administrative Services Base Agreement dated as of
               June 30, 1994,  between U.S.  Health  Connections,
               Inc. and The Emory Clinic, Inc.

**10.17        Tarrytown,  New York Office Lease  Agreement dated
               November 30,  1995,  between  Tarrytown  Corporate
               Center IV, L.P. and the Registrant.

**10.18 Tarrytown, New York Office Sublease Agreement dated October 31, 1995, between American Software,
               USA, Inc. and the Registrant

*10.19         First Amendment to Lease Agreement between Reckson
               Operating  Partnership,  LP,  as  Owner,  and  the
               Registrant, as Tenant

**10.20        Chicago Office Lease  Agreement  dated December 8,
               1995,   between  Adams  Family,   L.L.C.  and  the
               Registrant

**10.21        Form of Director Indemnification Agreement

**10.22        Employment  Agreement  between the  Registrant and
               Jonathan Edelson, M.D.

**10.23        Employment  Agreement  between the  Registrant and
               Steven Hochberg

**10.24        Employment  Agreement  between the  Registrant and
               Alan B. Masarek

**10.25        Amended and Restated  Advanced Health  Corporation
               1995 Stock Option Plan

**10.26        Employee Stock Purchase Plan

*11.1          Supplemental Net Loss Per Common Share Computation

**21           List of Subsidiaries

*23.2          Consent of Arthur Andersen LLP

*27            Financial Data Schedule

--------
*    Filed herewith.
** Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-06283), and incorporated herein by reference.
+ Portions of such exhibit have been deleted therefrom pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, and confidential treatment has been granted therefor.