Form 10-Q
period 1997-03-31
ADVANCED HEALTH CORP
filed 1997-05-15
CIK 1002628

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period ____________________ to ________________________.



                         Commission File Number: 0-21209


                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       13-3893841
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                       Identification No.)


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


                                   Yes [X] No [ ]



As of May 13, 1997, there were 7,235,328 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                           ADVANCED HEALTH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
--------------------------------------------------------------------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets-
         March 31, 1997 and December 31, 1996..................................1

         Consolidated Statement of Operations-
         Three months ended March 31, 1996 and 1997............................2

         Consolidated Statements of Cash Flows-
         Three months ended March 31, 1997 and 1996............................3

         Notes to Consolidated Financial Statements............................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................5


PART II - OTHER INFORMATION


SIGNATURES.....................................................................7

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                               March 31,        December 31,
                                                                  1997              1996
                                                                  ----              ----

      ASSETS
CURRENT ASSETS:
     Cash                                                          $3,748           $12,086
     Investments in marketable securities                           7,391             7,390
     Accounts receivable                                           14,890             8,637
     Prepaid expenses                                                 112               182
     Advances to affiliates                                         2,594               647
     Deferred income taxes                                            977               977
                                                        -----------------  ----------------
         Total current assets                                      29,712            29,919
PROPERTY AND EQUIPMENT, net                                         2,099             2,053
INTANGIBLE ASSETS, net                                              1,831             1,858
OTHER ASSETS                                                        2,898             1,570
                                                        -----------------  ----------------
         Total assets                                             $36,540           $35,400
                                                        =================  ================


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                              $1,087            $1,968
     Accrued expenses                                               2,376               913
     Deferred revenue                                                 150               200
     Loan  payable related to acquisitions                             23                23
     Current portion of capital lease obligations                      70               131
                                                        -----------------  ----------------
         Total current liabilities                                  3,706             3,235
                                                        -----------------  ----------------
DEFERRED REVENUE                                                      200               200
CAPITAL LEASE OBLIGATIONS                                              81                81
                                                        -----------------  ----------------
         Total liabilities                                          3,987             3,516
                                                        -----------------  ----------------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.01 par value, 5,000,000 shares
         authorized; 0 shares issued and outstanding
     Common stock, $.01 par value; 15,000,000 shares
         authorized; 7,169,444 and 7,166,941 shares
         issued and outstanding, respectively                          72                72
     Additional paid-in capital                                    42,078            42,069
     Accumulated deficit                                           (9,582)          (10,242)
     Unrealized gain on marketable securities, net of
         deferred income taxes                                         60                60
     Less: Treasury stock, at cost (8,937 and 8,937
         shares, respectively)                                        (75)              (75)
                                                        -----------------  ----------------
         Total shareholders' equity (deficit)                      32,553            31,884
                                                        -----------------  ----------------
         Total liabilities and shareholders' equity
               (deficit)                                          $36,540           $35,400
                                                        =================  ================

         The accompanying notes are an integral part of these consolidated statements.
                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                              For the Three Months Ended
                                          -----------------------------------
                                              March 31,         March 31,
                                                 1997              1996
                                                -----              ----

REVENUE                                          $3,840            $1,074
REVENUE FROM MSOs                                 6,167             2,618
                                          -------------       -----------
         Total Revenues                          10,007             3,692
COST OF REVENUES                                  6,401             1,932
                                          -------------       -----------
         Gross profit                             3,606             1,760
OPERATING EXPENSES                                3,082             2,942
                                          -------------       -----------
         Operating income/(loss)                    524            (1,182)
OTHER INCOME/(EXPENSE)                              202               (19)
                                          -------------       -----------
         Net Income(Loss) Before Taxes              726            (1,201)
PROVISION FOR TAXES                                  66                --
                                          -------------       -----------
         Net Income (Loss)                         $660           ($1,201)
                                          =============       ===========


PER SHARE
     INFORMATION
Net income (loss) per share                       $0.08            ($0.27)

Weighted average common
     shares and equivalents outstanding           8,110             4,482


         The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                          For the Three Months Ended
                                                                    -----------------------------------
                                                                         March 31,         March 31,
                                                                           1997              1996
                                                                          -----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                        $660           ($1,201)
  Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                         228               216
      Changes in operating assets and liabilities
         Accounts receivable                                             (6,253)           (1,427)
         Note receivable                                                    ---               110
         Prepaids                                                            70               (66)
         Advances to affiliates                                          (1,947)              ---
         Other assets                                                    (1,328)                2
         Accounts payable                                                  (881)             (171)
         Accrued expenses                                                 1,463               381
         Deferred revenue                                                   (50)             (275)
                                                                    -----------------  ----------------
            Net cash used in operating activities                        (8,038)           (2,431)
                                                                    -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                   (247)             (206)
                                                                    -----------------  ----------------
            Net cash provided by (used in) investing activities            (247)             (206)
                                                                    -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from loans payable
      related to acquisitions                                               ---               (69)
Net proceeds from sale and issuance of common stock                           9               ---
Net proceeds from promissory notes                                          ---             1,500
Repayment of capital lease obligations                                      (62)             (118)
                                                                    -----------------  ----------------
            Net cash provided by (used in) financing activities             (53)            1,313
                                                                    -----------------  ----------------
            Net change in cash                                           (8,338)           (1,324)
CASH, beginning of period                                                12,086             1,464
                                                                    -----------------  ----------------
CASH, end of period                                                      $3,748              $140
                                                                    =================  ================

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                                       (3)

                         ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       March 31,1997
                           (in thousands, except per share data)
                                        (unaudited)

                  1. Reference  is made to the Notes to  Consolidated  Financial
                     Statements contained in the Company's December 31, 1996 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company was a development stage company investing in technology development and did not provide significant physician practice and network management services prior to December 11, 1995.


                  2. In March 1997,  the  Financial  Accounting  Standards Board
                     issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share
                     (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


                                       (4)

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net revenue for the three months ended March 31, 1997 increased to $10.0 million from $3.7 million in the comparable period ended March 31, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The Company began providing network management services in September 1995 and physician group practice management and related services in December 1995. The provision of physician group practice management and related services and network management services accounted for approximately $6.6 million of the Company's net revenue for the three months ended March 31, 1997 as compared to $2.9 million in the comparable period ended March 31, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $3.4 million for the three months ended March 31, 1997, as compared to $.8 million in the comparable period ended March 31, 1996.

Cost of revenues for the three months ended March 31, 1997 increased to $6.4 million from $1.9 million for the comparable period ended March 31, 1996. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices under management.

Operating expenses for the three months ended March 31, 1997 increased to $3.1 million from $2.9 million for the comparable period ended March 31, 1996. The increase in operating expenses reflected expenses related to the incremental provision of physician group practice management and related services.

Other income/expense for the three months ended March 31, 1997 was $.2 million and related to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's initial public offering (the "IPO"). The Company incurred interest expense of approximatley $19,000 for the comparable period ended March 31, 1996, which related primarily to interest on $1.5 million of indebtedness issued on February 28, 1996 bearing interest at 8% and interest on capital lease obligations.

                                      (5)

Provision for income taxes represents the net effect of a full forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income. No income tax benefit was recorded by the Company in the first quarter of 1996 due to the uncertainty at that time as to the Company's ability to generate future taxable income to provide for the realization of related deferred income tax assets.

The net income for the three months ended March 31, 1997 was $.7 million compared to a net loss of $1.2 million for the three months ended March 31, 1996 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Effective October 2, 1996, the Company completed its IPO of 2,645,000 shares of Common Stock, including the underwriter's over-allotment option. The IPO generated proceeds to the Company of approximately $31 million, net of underwriting expenses. Prior to the IPO and since its inception, the Company financed its capital requirements through the sale of equity and debt securities. The Company issued three 8% promissory notes in the principal amounts of $1.5 million, $.75 million and $.75 million on February 28, April 26 and June 28, 1996, respectively. The Company issued six 9% promissory notes in the aggregate principal amount of $2.0 million on June 19 and August 13, 1996. All such notes were repaid in October 1996 using proceeds from the IPO.

For the three months ended March 31, 1997, the Company had negative cash flow from its operating activities of $8.0 million, compared with $2.4 for the comparable period ended March 31, 1996. Net cash provided by (used in) investing activities was ($.2) million for the three months ended March 31, 1997 compared with ($.2) million for the comparable period ended March 31, 1996, both relating to the purchase of fixed assets. Net cash (used in) financing activities was ($.1) million for the three months ended March 31, 1997 and related primarily to the repayment of capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 1996 was $1.3 million, principally attributable to net proceeds from issuance of $1.5 million in indebtedness in February 1996.

The Company's operating plan for the remainder of 1997 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include research and development of the Company's clinical information systems as well as ongoing business development and marketing. The Company believes that the net proceeds of the IPO, cash on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least the end of 1998. The Company is planning to acquire a minority interest in a developer of disease management software tools, which are complementary to products developed and licensed by the Company. Initially the Company will provide a bridge loan, secured by all of the assets, both tangible and intangible, of the developer, which is convertible into preferred stock, and the Company may acquire additional preferred stock in connection with this transaction. The bridge loan and investment is not expected to be material in amount. The Company has no other planned material capital expenditures or capital commitments.


                                       (6)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1997                 ADVANCED HEALTH COPORATION


                               By:  /s/ Jonathan Edelson
                                    ------------------------------------
                                    Jonathan Edelson, M.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Alan B. Masarek
                                    ------------------------------------
                                    Alan B. Masarek
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                       (7)