Form 10-Q
period 1997-06-30
ADVANCED HEALTH CORP
filed 1997-08-14
CIK 1002628

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the quarterly period ended June 30, 1997.

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period _____________ to _______________.



                         Commission File Number: 0-21209

                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                   13-3893841
          (State or other jurisdiction or                       (IRS Employer
           incorporation or organization)                    Identification No.)

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

                                Yes | X | No | |



As of August 12, 1997, there were 7,333,485 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                           ADVANCED HEALTH CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       Page No.
---------------------------------------------------------------------------------------------

ITEM 1.   Consolidated Financial Statements
                  Consolidated Balance Sheets -
                  June 30, 1997 (unaudited) and December 31, 1996........................1

                  Consolidated Statement of Operations-
                  Three and six months ended June 30, 1996 and 1997 (unaudited)..........2

                  Consolidated Statements of Cash Flows-
                  Six months ended June 30, 1997 and 1996 (unaudited)....................3

                  Notes to Consolidated Financial Statements.............................4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................5

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk....................8


PART II - OTHER INFORMATION

ITEM 4.     Submission of Matter to a Vote of Security Holders...........................8


SIGNATURES...............................................................................9



------------------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                        As Of
                                                                               -------------------------
                                                                                June 30,    December 31,
                                                                                  1997         1996
                                                                                  ----          ----
                                                                               (unaudited)
       ASSETS
CURRENT ASSETS:
       Cash                                                                     $  4,840    $ 12,086
       Investments in marketable securities                                        7,336       7,390
       Accounts receivable                                                         7,870       8,637
       Note receivable                                                                60           -
       Prepaid expenses                                                              124         182
       Advances to affiliates                                                      3,372         647
       Deferred income taxes                                                         977         977
                                                                                --------    --------
            Total current assets                                                  24,579      29,919
PROPERTY AND EQUIPMENT, net                                                        2,644       2,053
INTANGIBLE ASSETS, net                                                             5,259       1,858
OTHER ASSETS                                                                       4,517       1,570
                                                                                ========    ========
            Total assets                                                        $ 36,999    $ 35,400
                                                                                ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                         $  1,942    $  1,968
       Accrued expenses                                                              739         913
       Deferred revenue                                                              200         200
       Loan payable related to acquisitions                                            -          23
       Current portion of capital lease obligations                                   53         131
                                                                                --------    --------
            Total current liabilities                                              2,934       3,235
DEFERRED REVENUE                                                                     100         200
CAPITAL LEASE OBLIGATIONS                                                              -          81
                                                                                --------    --------
            Total liabilities                                                      3,034       3,516
                                                                                --------    --------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $0.01 par value, 5,000,000 shares authorized;
            0 shares issued and outstanding                                            -           -
       Common stock, $.01 par value; 15,000,000 shares authorized;
            7,201,600 and 7,166,941 shares issued and
            outstanding, respectively                                                 72          72
       Additional paid-in capital                                                 42,339      42,069
       Accumulated deficit                                                        (8,431)    (10,242)
       Unrealized gain on marketable securities, net of deferred income taxes         60          60
       Less: Treasury stock, at cost (8,937 and 8,937 shares, respectively)          (75)        (75)
                                                                                --------    --------
            Total shareholders' equity (deficit)                                  33,965      31,884
                                                                                ========    ========
            Total liabilities and shareholders' equity (deficit)                $ 36,999    $ 35,400
                                                                                ========    ========

The accompanying notes are an integral part of these consolidated statements.

                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            For the Three    Months Ended     For the Six  Months Ended
                                            -----------------------------   -----------------------------
                                                 June 30,       June 30,       June 30,        June 30,
                                                   1997          1996            1997           1996
                                                   ----         -----           ----            ----

REVENUE                                        $13,021        $ 3,925         $23,028        $ 7,617
COST OF REVENUES                                 9,908          2,569          17,309          5,580
                                               -------        -------         -------        -------
            Gross profit                         3,113          1,356           5,719          2,037
OPERATING EXPENSES                               2,103          1,977           4,185          3,840
                                              --------        -------         -------        -------
            Operating income/(loss)              1,010           (621)          1,534         (1,803)
OTHER INCOME/(EXPENSE)                             141            (34)            343            (53)
                                              --------        -------         -------        -------
            Net Income(Loss) Before Taxes      $ 1,151        ($  655)        $ 1,877        ($1,856)
PROVISION FOR INCOME TAXES                           0              0              66              0
                                              ========        =======         =======        =======
            Net Income (Loss)                  $ 1,151        ($  655)        $ 1,811        ($1,856)
                                              ========        =======         =======        =======


PER SHARE INFORMATION
Net income (loss) per share                    $  0.14        ($ 0.15)        $  0.22        ($ 0.41)

Weighted average common
       shares and equivalents outstanding        8,338          4,491           8,190          4,487





The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                      For the Six Months Ended
                                                                                    June 30,            June 30,
                                                                                      1997                1996
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income/(loss)                                                              $1,811            ($1,856)
       Adjustments to reconcile net loss to net cash
            used in operating activities
            Depreciation and amortization                                                483                423
            Changes in operating assets and liabilities
                 Accounts receivable                                                     767             (2,282)
                 Note receivable                                                         (60)               110
                 Prepaid expenses                                                         58                (58)
                 Advances to affiliates                                                 (125)                50
                 Other assets                                                         (2,085)               (15)
                 Accounts payable                                                        (26)              (341)
                 Accrued expenses                                                       (174)               445
                 Deferred revenue                                                       (100)              (550)
                                                                                   ----------         ----------
                       Net cash used in operating activities                             549             (4,074)
                                                                                   ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Minority investment in affiliated entity                                                (500)                 -
Advances to affiliates                                                                (2,600)                 -
Investment in affiliate                                                               (3,763)                 -
Purchases of property and equipment, net                                              (1,020)              (249)
                                                                                   ----------         ----------
                       Net cash provided by (used in) investing activities            (7,883)              (249)
                                                                                   ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

(Repayment of) proceeds from loans payable
       related to acquisitions                                                           (23)               (95)
Net proceeds from exercise of stock options                                              270
Net proceeds from promissory notes                                                         -              4,000
Repayment of capital lease obligations                                                  (159)              (209)
                                                                                   ----------         ----------
                       Net cash provided by financing activities                          88              3,696
                                                                                   ----------         ----------
                       Net change in cash                                             (7,246)              (627)
CASH, beginning of period                                                             12,086              1,464
                                                                                   ==========         ==========
CASH, end of period                                                                   $4,840               $837
                                                                                   ==========         ==========





The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                      (in thousands, except per share data)
                                   (unaudited)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1996 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. Certain prior period expenses have been reclassified to conform to the 1997 presentation. Amounts advanced to an affiliate during the current period have been classifed as an investment in such affiliate and included in other assets in the accompanying balance sheet at June 30, 1997 under the terms and conditions of the applicable agreement. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.



2. In March 1997, the Financial Accounting Standard Boards issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

                                       (4)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices and physician networks. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices,
(ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including recurring license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to long term agreements with its Management Services Organizations (each, an "MSO"), the financial results of such MSO's are included in the Consolidated Financial Statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenue for the three months ended June 30, 1997 increased to $13.0 million from $3.9 million in the comparable period ended June 30, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The provision of physician group practice management and related services and network management services accounted for approximately $10.4 million of the Company's net revenue for the three months ended June 30, 1997 as compared to $3.2 million in the comparable period ended June 30, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $2.6 million for the three months ended June 30, 1997, as compared to $.7 million in the comparable period ended June 30, 1996.

Cost of revenues for the three months ended June 30, 1997 increased to $9.9 million from $2.6 million for the comparable period ended June 30, 1996. The increase in cost of revenues related primarily to the expenses outsourced to the Company from physician group practices under management and expenses related to Med-E-System sales.

Operating expenses for the three months ended June 30, 1997 increased to $2.1 million from $2.0 million for the comparable period ended June 30, 1996. The modest increase in operating expenses related to the increased provision of physician group practice management and related services.

For the three months ended June 30, 1997, the Company also earned interest income in the amount of $.1 million from investments in marketable securities as a result of the investment of proceeds from the Company's initial public offering (the "IPO"). The Company incurred interest expense of approximately $34,000 for the comparable period ended June 30, 1996, which related primarily to interest on $4.0 million of then-outstanding indebtedness bearing interest at 8% per annum and interest on capital lease obligations.

                                       (5)

Provision for income taxes represents the net effect of a full forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income. No income tax benefit was recorded by the Company in the first or second quarter of 1996 due to the uncertainty at that time as to the Company's ability to generate future taxable income to provide for the realization of related deferred income tax assets.

The net income for the three months ended June 30, 1997 was $1.2 million compared to a net loss of $655,000 for the three months ended June 30, 1996 due to the factors described above.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenue for the six months ended June 30, 1997 increased to $23.0 million from $7.6 million in the comparable period ended June 30, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The Company began providing network management services in September 1995 and physician group practice management and related services in December 1995. The provision of physician group practice management and related services and network management services accounted for approximately $17.0 million of the Company's net revenue for the six months ended June 30, 1997 as compared to $6.1 million in the comparable period ended June 30, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $6.0 million for the six months ended June 30, 1997, as compared to $1.5 million in the comparable period ended June 30, 1996.

Cost of revenues for the six months ended June 30, 1997 increased to $17.3 million from $5.6 million for the comparable period ended June 30, 1996. The increase in cost of revenues related primarily to the expenses outsourced to the Company from physician group practices under management and expenses related to Med-E-System sales.

Operating expenses for the six months ended June 30, 1997 increased to $4.2 million from $3.8 for the comparable period ended June 30, 1996. The increase in operating expenses related to the increased provision of physician group practice management and related services.

For the six months ended June 30, 1997, the Company also earned interest income in the amount of $.3 million from investments in marketable securities as a result of the investment of proceeds from the IPO. The Company incurred interest expense of approximately $53,000 for the comparable period ended June 30, 1996, which related primarily to interest on $4.0 million of then-outstanding indebtedness bearing interest at 8% per annum and interest on capital lease obligations.

The net income for the six months ended June 30, 1997 was $1.8 million compared to a net loss of $1.8 million for the six months ended June 30, 1996 due to the factors described above.

                                       (6)

As of June 30, 1997, the Company had net operating loss carryforwards ("NOLs") available to offset future book and taxable income of approximately $8.3 million and $6.8 million respectively, which will expire in 2011. The difference between the book and tax NOLs relates principally to the differences between book and tax accounting with respect to start-up costs, depreciation of fixed assets, amortization of intangible assets and recognition of deferred revenue. The book income tax benefits of $3.3 million and $2.7 as of June 30, 1997 and December 31, 1996 respectively have been fully reserved due to the uncertainty of their future realization, although management is evaluating these reserve levels based on expected earnings, and they may be revised in the future.

LIQUIDITY AND CAPITAL RESOURCES

Effective October 2, 1996, the Company completed its IPO of 2,645,000 shares of Common Stock, including the underwriters' over-allotment option. The IPO generated proceeds to the Company of approximately $31 million, net of underwriting expenses. Prior to the IPO and since its inception, the Company financed its capital requirements through the sale of equity and debt securities. In 1996, the Company issued three 8% promissory notes in the principal amounts of $1.5 million, $.75 million and $.75 million on February 28, April 26 and June 28, respectively, and six 9% promissory notes in the aggregate principal amount of $2.0 million on June 19 and August 13. All such notes were repaid in October 1996 using proceeds from the IPO.

For the six months ended June 30, 1997, the Company had positive cash flow from its operating activities of $.5 million, compared with a negative $4.1 million for the comparable period ended June 30, 1996. Net cash provided by (used in) investing activities was ($7.9) million for the six months ended June 30, 1997 compared with ($.2) million for the comparable period ended June 30, 1996, primarily relating to a minority investment in Caresoft, a developer of disease management tools, advances to, and investments in, affiliates and purchases of fixed assets. Net cash provided by financing activities was $.1 million for the six months ended June 30, 1997 and related to proceeds from the exercise of stock options and the repayment of capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 1996 was $3.7 million, principally attributable to net proceeds from issuance of $4.0 million in indebtedness in February, April and June 1996 and repayment of capital lease obligations.

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

                                      (7)

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK.

                      Not applicable.



PART II - Other Information

ITEM 4.      SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

               (a) The Company's Annual Meeting of Stockholders was held on June 6, 1997.

               (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934. Jonathan Lieber was listed in the proxy statement as management's nominee for election as director of the Company and no candidates were offered in opposition to management's nominee and the nominee was elected. The following directors terms continued after the Annual Meeting: James T. Carney, Barry Kurokawa, Jonathan Edelson and Steven Hochberg.

               (c) The Company's stockholders approved the amendment of the Company's Stock Option Plan (the "Plan") to increase the number of shares available for grant under the Plan. There were 3,835,633 affirmative votes and 674,104 negative votes cast with respect to the amendment of the Plan.








                                       (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

August 14,1997             ADVANCED HEALTH CORPORATION


                           By: /s/  Jonathan Edelson, M.D.
                              -------------------------------------
                                 Jonathan Edelson, M.D.
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                           By: /s/ Alan B. Masarek
                              -------------------------------------
                                 Alan B. Masarek
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)






                                       (9)