Form 10-Q
period 1997-09-30
ADVANCED HEALTH CORP
filed 1997-11-14
CIK 1002628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period____________________ to_________________________.



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

                                             Yes [X]   No [ ]



As of November 12, 1997, there were 9,841,778 shares outstanding of the registrant's Common Stock, $.01 par value.

                           ADVANCED HEALTH CORPORATION

                                      INDEX


PART I -    FINANCIAL INFORMATION                                                       PAGE NO.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
            Consolidated Balance Sheets -
            September 30, 1997 (unaudited) and December 31, 1996 ..........................1

            Consolidated Statement of Operations-
            Three and nine months ended September 30, 1996 and 1997 (unaudited) ...........2

            Consolidated Statements of Cash Flows-
            Nine months ended September 30, 1997 and 1996 (unaudited) .....................3

            Notes to Consolidated Financial Statements ....................................4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .....................................................5

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................8

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS .............................................................8




SIGNATURES   ..............................................................................9

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                 As Of
                                                                                        Sept 30,       December 31,
                                                                                          1997             1996
                                                                                          ----             ----
                                                                                       (unaudited)
   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $  4,404         $ 12,086
   Investments in marketable securities                                                        0            7,390
   Accounts receivable, net                                                               10,191            8,637
   Notes receivable                                                                          285               --
   Prepaid expenses                                                                          481              182
   Advances to affiliates                                                                  3,415            1,077
   Deferred income taxes, net                                                                977              977
                                                                                        --------         --------
      Total current assets                                                                19,753           30,349
PROPERTY AND EQUIPMENT, net                                                                3,024            2,053
INTANGIBLE ASSETS, net                                                                    10,427            2,988
OTHER ASSETS                                                                               8,167               10
                                                                                        --------         --------
      Total assets                                                                      $ 41,371         $ 35,400
                                                                                        ========         ========


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                          524         $  1,968
   Accrued expenses                                                                        1,464              913
   Deferred revenue                                                                          200              200
   Loan payable related to acquisition                                                         0               23
   Current portion of capital lease obligations                                               95              131
                                                                                        --------         --------
      Total current liabilities                                                            2,283            3,235
DEFERRED REVENUE                                                                              50              200
CAPITAL LEASE OBLIGATIONS                                                                     --               81
                                                                                        --------         --------
      Total liabilities                                                                    2,333            3,516
                                                                                        --------         --------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued
      and outstanding                                                                                          --
   Common stock, $.01 par value; 15,000,000 shares authorized;
      7,254,664 and 7,166,941 shares issued and
      outstanding, respectively                                                               75               72
   Additional paid-in capital                                                             45,703           42,069
   Accumulated deficit                                                                    (6,665)         (10,242)
   Unrealized gain on marketable securities, net of deferred income taxes                      0               60
   Less: Treasury stock, at cost (8,937 and 8,937 shares, respectively)                      (75)             (75)
                                                                                        --------         --------
      Total shareholders' equity (deficit)                                                39,038           31,884
                                                                                        --------         --------
      Total liabilities and shareholders' equity (deficit)                              $ 41,371         $ 35,400
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

                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                For the Three Months Ended      For the Nine Months Ended
                                                  Sept 30,        Sept 30,       Sept 30,        Sept 30,
                                                    1997            1996           1997            1996
                                                    ----            ----           ----            ----
REVENUE                                            $16,712        $ 4,555         $39,740        $ 12,172
COST OF REVENUES                                    12,800          3,462          30,109           9,042
                                                   -------        -------         -------        --------
      Gross profit                                   3,912          1,093           9,631           3,130
OPERATING EXPENSES                                   2,253          2,011           6,438           5,851
                                                   -------        -------         -------        --------
      Operating income/(loss)                        1,659           (918)          3,193          (2,721)
OTHER INCOME/(EXPENSE)                                 199            (95)            542            (148)
                                                   -------        -------         -------        --------
      Net income(loss) before taxes                $ 1,858        ($1,013)        $ 3,735        ($ 2,869)
PROVISION FOR INCOME TAXES                              92              0             158               0
                                                   -------        -------         -------        --------
      Net income (loss)                            $ 1,766        ($1,013)        $ 3,577        ($ 2,869)
                                                   =======        =======         =======        ========

PER SHARE
   INFORMATION
Net income (loss) per share                        $  0.21        ($ 0.20)        $  0.44        ($  0.57)

Weighted average common
   shares and equivalents outstanding                8,524          4,996           8,136           4,993

  The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                      For the Nine Months Ended
                                                                        Sept 30,        Sept 30,
                                                                          1997            1996
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                   $  3,577         ($2,869)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                         756             713
      Changes in operating assets and liabilities
         Accounts receivable                                             (1,554)         (3,687)
         Notes receivable                                                  (285)            125
         Prepaid expenses                                                  (299)           (353)
         Advances to affiliates                                            (338)             67
         Other assets                                                      (389)             13
         Accounts payable                                                (1,444)            442
         Accrued expenses                                                  (449)            917
         Deferred revenue                                                  (150)           (825)
                                                                       --------         -------
            Net cash used in operating activities                          (575)         (5,457)
                                                                       --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Minority investment in affiliated entities                               (1,500)             --
Note receivable from investment in affiliated entity                     (2,500)
Note receivable from affiliate                                           (2,000)
Investment in affiliate                                                  (3,763)             --
Investment in intangible assets                                          (3,549)
Cash paid for acquisitions                                                 (306)            (45)
Purchases of property and equipment, net                                 (1,556)           (665)
                                                                       --------         -------
            Net cash provided by (used in) investing activities         (15,174)           (710)
                                                                       --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from loans payable
   related to acquisitions                                                  (23)           (150)
Net proceeds from issuance of common stock                                    3
Net proceeds from exercise of stock options                                 874              --
Net proceeds from promissory notes                                           --           5,025
Net proceeds from sale of marketable securities, net of gain              7,330              --
Repayment of capital lease obligations                                     (117)           (113)
                                                                       --------         -------
            Net cash provided by financing activities                     8,067           4,762
                                                                       --------         -------
            Net change in cash                                           (7,682)         (1,405)
CASH and CASH EQUIVALENTS, beginning of period                           12,086           1,465
                                                                       --------         -------
CASH and CASH EQUIVALENTS, end of period                               $  4,404         $    60
                                                                       ========         =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Fair market value of Common Stock issued for acquisitions              $  3,760         $     0

  The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1996 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. Certain prior year amounts have been reclassified to conform to the 1997 presentation. Amounts advanced to an affiliate during the current period have been classified as an investment in such affiliate and included in other assets in the accompanying balance sheet at September 30, 1997 under the terms and conditions of the applicable agreement. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.

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

3. The following reflects selected consolidated balance sheet data, at September 30, 1997, as adjusted to reflect the sale of common stock from the Company's follow-on offering and the exercise of the underwriters' over-allotment option:

                                                              Actual                   As Adjusted
                                                              ------                   -----------
                  Cash and cash equivalents                  $ 4,404                     $ 51,586
                  Working capital                             17,470                       64,562
                  Total assets                                41,371                       88,553
                  Total debt                                      95                           95
                  Total shareholders' equity                  39,038                       86,220

                                       (4)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices and physician networks. The Company also develops and provides health care information technology solutions, including electronic commerce and disease management tools, for use by integrated delivery systems and other managed care organizations. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices,
(ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to long term agreements with its Management Services Organizations (each, a "MSO"), the financial results of such MSO's are included in the Consolidated Financial Statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net revenue for the three months ended September 30, 1997 increased to $16.7 million from $4.6 million in the comparable period ended September 30, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The provision of physician group practice management and related services and network management services accounted for approximately $14.2 million of the Company's net revenue for the three months ended September 30, 1997 as compared to $3.8 million in the comparable period ended September 30, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $2.5 million for the three months ended September 30, 1997, as compared to $.8 million in the comparable period ended September 30, 1996.

Cost of revenues for the three months ended September 30, 1997 increased to $12.8 million from $3.5 million for the comparable period ended September 30, 1996. The increase in cost of revenues related primarily to the expenses outsourced to the Company from physician group practices under management.

Operating expenses for the three months ended September 30, 1997 increased to $2.3 million from $2.0 million for the comparable period ended September 30, 1996. The modest increase in operating expenses related to the increased provision of physician group practice management and related services.

For the three months ended September 30, 1997, the Company also earned interest income in the amount of $.2 million from investments in marketable securities as a result of the investment of proceeds from the Company's initial public offering (the "IPO"). The Company incurred interest expense of approximately $.1 million for the comparable period ended September 30, 1996, which related primarily to interest on $5.0 million of then-outstanding indebtedness bearing interest at 8% per annum ($3.0 million), 9% per annum ($2.0 million) and interest on capital lease obligations.

                                       (5)

Provision for income taxes represents the net effect of a full forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income. No income tax benefit was recorded by the Company in the first three quarters of 1996 due to the uncertainty at that time as to the Company's ability to generate future taxable income to provide for the realization of related deferred income tax assets.

The net income for the three months ended September 30, 1997 was $1.8 million compared to a net loss of $1.0 million for the three months ended September 30, 1996 due to the factors described above.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net revenue for the nine months ended September 30, 1997 increased to $39.7 million from $12.2 million in the comparable period ended September 30, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The Company began providing network management services in September 1995 and physician group practice management and related services in December 1995. The provision of physician group practice management and related services and network management services accounted for approximately $31.2 million of the Company's net revenue for the nine months ended September 30, 1997 as compared to $9.9 million in the comparable period ended September 30, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $8.6 million for the nine months ended September 30, 1997, as compared to $2.3 million in the comparable period ended September 30, 1996.

Cost of revenues for the nine months ended September 30, 1997 increased to $30.1 million from $9.0 million for the comparable period ended September 30, 1996. The increase in cost of revenues related primarily to the expenses outsourced to the Company from physician group practices under management.

Operating expenses for the nine months ended September 30, 1997 increased to $6.4 million from $5.9 for the comparable period ended September 30, 1996. The increase in operating expenses related to the increased provision of physician group practice management and related services.

For the nine months ended September 30, 1997, the Company also earned interest income in the amount of $.5 million from investments in marketable securities as a result of the investment of proceeds from the IPO. The Company incurred interest expense of approximately $.1 million for the comparable period ended September 30, 1996, which related primarily to interest on $5.0 million of then-outstanding indebtedness bearing interest at 8% per annum ($3.0 million), 9% per annum ($2.0 million) and interest on capital lease obligations.

The net income for the nine months ended September 30, 1997 was $3.6 million compared to a net loss of $2.9 million for the nine months ended September 30, 1996 due to the factors described above.

                                       (6)

As of September 30, 1997, the Company had net operating loss carryforwards ("NOLs") available to offset future book and taxable income of approximately $6.6 million and $5.3 million respectively, which will expire in 2011. The difference between the book and tax NOLs relates principally to the differences between book and tax accounting with respect to start-up costs, depreciation of fixed assets, amortization of intangible assets and recognition of deferred revenue. The book income tax benefits of $2.6 million and $2.7 as of September 30, 1997 and December 31, 1996 respectively have been fully reserved due to the uncertainty of their future realization, although management is evaluating these reserve levels based on expected earnings, and they may be revised in the future.

LIQUIDITY AND CAPITAL RESOURCES

Effective October 2, 1996, the Company completed its IPO of 2,645,000 shares of Common Stock, including the underwriters' over-allotment option. The IPO generated proceeds to the Company of approximately $31 million, net of underwriting expenses. Effective October 7, 1997, the Company completed its follow-on offering of 2,250,000 shares of Common Stock including the underwriters' over-allotment option. The follow-on offering generated proceeds to the Company of approximately $47.2 million, net of underwriting expenses. Prior to the IPO and follow-on offering, and since its inception, the Company financed its capital requirements through the sale of equity and debt securities. In 1996, the Company issued three 8% promissory notes in the principal amounts of $1.5 million, $.75 million and $.75 million on February 28, April 26 and September 28, respectively, and nine 9% promissory notes in the aggregate principal amount of $2.0 million on September 19 and August 13. All such notes were repaid in October 1996 using proceeds from the IPO.

For the nine months ended September 30, 1997, the Company had negative cash flow from its operating activities of $.6 million, compared with a negative $5.5 million for the comparable period ended September 30, 1996. Net cash (used in) investing activities was ($15.2) million for the nine months ended September 30, 1997 compared with ($.7) million for the comparable period ended September 30, 1996, primarily relating to the acquisition of Buckstel & Halfpenny, a company that develops and provides software that links physicians with hospital-based clinical systems such as laboratory, radiology and pathology systems, a minority investment in and loan to ACRM, an organization that will provide advanced cardiovascular research management, a minority investment in Caresoft, a developer of disease management tools, and advances to, and investments in affiliates and capitalization of software development and purchases of fixed assets. Net cash provided by financing activities was $8.1 million for the nine months ended September 30, 1997 and related to proceeds from the sale of marketable securities, exercise of stock options and the repayment of capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 1996 was $4.8 million, principally attributable to net proceeds from issuance of $5.0 million in indebtedness in February, April and September 1996 and repayment of capital lease obligations.

The Company's operating plan for the remainder of 1997 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include research and development of the Company's clinical information systems as well as ongoing business development and marketing. The Company believes that the net proceeds of the IPO and follow-on offering, cash on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least the end of 1998. The Company has no planned material capital expenditures or capital commitments.

                                      (7)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On May 22, 1997, an action captioned Benenson & Associates, Inc. and Michael J. Benenson v. Advanced Health Corporation, Advanced Health Management Corp. f/k/a Advanced Clinical Networks, Corp., Jonathan Edelson, M.D., Steven I. Hochberg and Alan B. Masarek was filed in the United States District Court for the Southern District of New York. The action relates to: (i) an Employment Agreement dated April 1, 1996 between the Company and Michael J. Benenson and (ii) an Asset Purchase Agreement dated April 1, 1996, among the Company, Benenson & Associates, Inc. and Mr. Benenson. Plaintiffs have asserted claims against all defendants for alleged violations of the Exchange Act, common law fraud and fraudulent inducement, and against the Company for breach of contract. Plaintiffs' complaint seeks both damages and equitable relief. The Company believes that each of the plaintiffs' claims is without merit, and it intends to defend against the action vigorously.

            On September 23, 1997, the Company commenced an action against Synetic, Inc. ("Synetic") entitled Advanced Health Med-E-Systems Corporation v. Synetic, Inc. in the Supreme Court of the State of New York to collect $1 million owing by Synetic to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"), between Synetic and the Company, with respect to E-Rx(TM). On October 1, 1997, Synetic filed an answer to this lawsuit and asserted various counterclaims against the Company, in which Synetic alleges that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As relief, Synetic seeks a declaratory judgment that Synetic is not obligated to make the $1 million payment, as well as unspecified damages. The Company believes that Synetic's defenses and counterclaims are without merit.

            From time to time, the Company is involved in litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have material adverse effect on the Company's business, results of operations or financial condition.

                                       (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

November 14,1997                 ADVANCED HEALTH CORPORATION


                                 By: /s/ Jonathan Edelson
                                    ----------------------------------
                                     Jonathan Edelson, M.D.
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                 By: /s/ Alan B. Masarek
                                    ----------------------------------
                                     Alan B. Masarek
                                     President, Chief Operating Officer and
                                     Principal Financial and Accounting Officer

                                      (9)