Form 10-K
period 1997-12-31
ADVANCED HEALTH CORP
filed 1998-04-01
CIK 1002628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to________________

Commission File Number 0-21209

                         ADVANCED HEALTH CORPORATION
            (Exact name of registrant as specified in its charter)

Delaware                            13-3893841
(State or other jurisdiction        (IRS employer identification
of incorporation)                   or organization number)

555 White Plains Road               10591
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

      The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant is $127,675,436, based on the closing price of the Common Stock on March 25, 1998. As of March 25, 1998, there were 9,997,371 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III hereof.

        STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 33 OF THIS ANNUAL REPORT.


                                     PART I

ITEM 1.  BUSINESS

Overview

      Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices, single legal entities comprised of multiple physicians, and to physician networks, aggregations of individual physicians and physician groups formed for the purpose of entering into contracts with third-party payors. The Company's clinical information systems are also licensed to hospitals, integrated delivery systems, information system companies, and other health care organizations.

      The management services provided by the Company include physician practice and network development, marketing, payor contracting, financial and administrative management, clinical information management, human resource management, and practice and network governance management. Through the management of multi-specialty and single-specialty physician group practices and networks, the Company focuses its management efforts on high-cost, high-volume areas of medical care. The Company currently manages twelve multi-specialty physician group practices and five cardiology physician group practices comprised of 342 providers in the greater New York and Philadelphia metropolitan areas and 15 physician networks with approximately 1,700 physicians in the greater New York, Philadelphia and Atlanta metropolitan and surrounding areas, and provides physician group consulting services to more than 50 physicians. The Company developed its clinical information systems to provide physicians, at the point of care and on a real-time basis, with patient-specific clinical and payor information and the ability to generate patient medical orders and facilitate the implementation of disease management programs.

      In response to the impact of the development of managed care programs on the delivery of health care services, physician practice management companies have emerged in recent years to manage the financial and administrative requirements of physician organizations. More importantly, the Company believes there exists an even greater need among physicians for clinical management services and information systems. The Company believes that assisting physicians in managing the clinical aspects of their practices represents the greatest opportunity to enhance the quality and reduce the cost of health care.

      The Company believes that it is well positioned to attract, organize and manage physician group practices and networks by offering a full range of integrated management services and clinical information systems. The Company believes that its clinical information systems will allow physicians, at the point of care and on a real-time basis, (i) to access patient-specific clinical and payor information, (ii) to generate patient instructions, prescriptions and orders for tests, specialty referrals and specialty procedures and (iii) to access databases containing managed care and disease management protocols, diagnostic treatment preferences and guidelines affecting medical orders. By combining its group practice and network management services with its clinical information systems, the Company believes it can provide physicians with integrated solutions for managing the increased financial opportunities and risks associated with managed care contracts while allowing physicians to improve the quality of care.

      The Company's strategy includes (i) establishing long-term contractual alliances with physician organizations, (ii) managing high-cost, high-volume areas of medical care in geographic markets that offer concentrations of physicians seeking the Company's services, (iii) providing physicians with clinical information at the point of care, and (iv) developing strategic health care information system ("HCIS") relationships with key industry participants. Through its recent acquisition of Bukstel and Halfpenny Corporation, a company involved in clinical data integration and communications, and its other developing technologies, the Company has entered into licenses with hospitals, integrated delivery systems, information system companies and other health care organizations.

      The Company's predecessor, Med-E-Systems Corporation ("MES"), was incorporated on August 27, 1993 as a clinical information systems development company. Effective August 23, 1995, MES became a subsidiary of the Company through a tax-free reorganization. The Company was subsequently merged with and into Majean, Inc., a Delaware corporation, and the surviving corporation changed its name to Advanced Health Corporation. On October 3, 1996, the Company consummated the initial public offering (the "IPO") of its Common Stock (including the exercise of the underwriters' over-allotment option). In the IPO, the Company sold 2,645,000 shares of Common Stock at an initial public offering price of $13.00 per share. On October 7, 1997, the Company completed its follow-on offering of 2,250,000 shares of Common Stock including the underwriters' over-allotments option. The follow-on offering generated proceeds to the Company of approximately $46.0 million, net of underwriting expenses.

Strategy

      The objective of the Company is to become a leading provider of integrated management services and clinical information systems to physician organizations. By enabling physicians to develop and efficiently manage group practices and networks, the Company seeks to assist physicians in facilitating risk-based managed care contracts, developing and implementing disease management programs and monitoring and controlling health care outcomes and costs. The Company's strategy includes (i) establishing long-term contractual alliances with physician organizations, (ii) managing high-cost, high-volume areas of medical care in selected geographic markets that offer concentrations of physicians seeking the Company's services (iii) providing physicians with clinical information at the point of care, and (iv) developing strategic HCIS relationships with key industry participants.

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

      In September 1997, the Company acquired Bukstel & Halfpenny Incorporated's ("B&H") proprietary laboratory and other health care information technologies business. These technologies expanded the Company's product and service offerings, which provide electronic linkages between physicians and other health care organizations. The primary acquired asset was B&H's DR. CHART system, which links physicians with hospital-based clinical systems such as laboratory, radiology, and pathology systems. This technology allows physicians to view clinical results rapidly and accurately regardless of which lab or facility produced the report.

      The Company's clinical information systems are designed to complement existing health care information systems and to function with third-party applications. The clinical information system connects to physician users either through the use of a hand-held computer equipped with a wireless modem or a desktop computer using a standard wireline modem. Access to the Company's clinical information systems is delivered to physician users and other health care professionals via both private and public networks, including the Internet. The Company's product suites operate within a client/server-based open architecture. The Company's products support HL-7 interfaces, incorporate TCP/IP protocols for real-time data transmission and run on the Microsoft Windows operating system and standard hardware platforms. The Company employs proprietary processes and standard commercial security measures to ensure the privacy of the data communication paths within its products. The Company licenses its clinical information systems to third party health care organizations as well as its affiliated physicians. The Company continues to pursue strategic relationships with health care providers as well as hospital information systems companies, physician practice management systems companies and on-line services companies for the purpose of further developing and marketing its information systems.

      The Company offers a broad range of clinical information systems for physician users, presently through applications summarized as follows:

Product Name                        Product Description

Med-E-Practice(TM)                  Med-E-Practice(TM)is a clinical software
                                    program designed for use by physicians and their clinical assistants in support of clinical decision making, clinical ordering, record keeping and administrative management. This application can co-exist with current paper-based filing systems while supporting a migration path towards a complete electronic medical record (EMR).
                                    Additionally, Med-E-Practice(TM) allows an enterprise system to collect clinical data while working cohesively with its community providers.

Med-E-Practice(TM) allows physicians to electronically develop the core elements of a medical record by capturing key patient data as a byproduct of their routine patient care. A physician's orders are entered directly into Med-E-Practice(TM), instantly creating a computerized medical record that includes a patient's allergies, medications, and problem list.

Dr. Chart(TM)                       Dr. Chart(TM) is a clinical software
                                    application that allows physicians, nurses and other clinicians to effectively manage patient information from multiple sources, such as clinical laboratory, radiology, and pathology systems. Working in conjunction with our CDX(TM) integration product, Dr. Chart(TM) provides clinicians with a common user interface to view, annotate, and print patient data from various electronic information sources.

E-Rx E-Rx(TM) is the first application available to physicians under the EOS-2000(TM) umbrella. This application creates legible and complete prescriptions that are screened for clinical and financial interactions. The resulting prescription can then be printed, faxed, or sent electronically to the patient's pharmacy. The patient's medication, allergy, and problem history is automatically stored in a central server, allowing for convenient data access by any physician involved in the patient's care.

The Company believes that the timely development of new clinical information applications and the enhancement of existing clinical information systems are important to its competitive position. The Company's product development strategy is directed toward creating new applications that (i) increase the functionality of current products by providing enhanced interfaces to third-party systems and data repositories, (ii) expand coverage along the continuum of clinical care, (iii) increase coverage to additional disease and procedure groups and (iv) provide customers with a range of decision support systems at various price points. The Company has approximately 40 professionals dedicated to systems development.

Concentration of Revenues

      In the year ended December 31, 1997, Madison Medical - The Private Practice Group of New York, LLP ("Madison") and the Advanced Heart Physicians & Surgeons Network, P.C. ("AHP&S") accounted for approximately 17% and 16% of revenues, respectively. The Company's management services agreements generally have an initial term of five to 30 years. Any termination or significant deterioration of the Company's relationships with its principal customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Physician Practices. The management services agreements between the MSO and a physician practice group generally have an initial term of five to 30 years and are automatically renewable for additional terms. Such agreements typically are subject to early termination for cause. The management services agreements generally obligate an MSO to provide certain non-medical practice management services to the physician practice group for a monthly fee. The fee paid to the MSO is generally a combination of fixed fees for certain services and percentage fees for certain services, dependent upon certain state regulations. For risk-based contracts that the physician practice group enters into, the management services agreement will generally provide for additional management fees based upon savings recognized by the physician practice group because of any cost efficiencies resulting from the MSO's performance. The fees are set to be competitive within the geographic area in which the physician practice group is located. A provision restricting the physician practice group from competing against the MSO or employing the MSO's employees is generally included in the agreement.

      Physician Networks. The management services agreements between the MSO and a physician network generally have an initial term of at least five years and are automatically renewable for additional terms. Such agreements typically are subject to early termination for cause. The management services agreements generally obligate an MSO to provide certain non-medical practice management services to the physician network for a fee. The fee paid to the MSO for risk-based contracts is generally a service fee equal to a specified percentage of capitated revenues, for providing the non-medical management services. The fees are set to be competitive within the geographic area in which the physician network is located. In the agreement, the physician network agrees that the MSO will be the exclusive provider of non-medical management services to the physician network.

      Capitated and Other Fixed-Fee Arrangements. In the future, the Company anticipates entering into managed care or capitated arrangements, either indirectly through the assignment of managed care contracts entered into between its affiliated physicians and third-party payors or directly through the formation of an independent physician association ("IPA"). The Company has not earned, recognized or recorded any such revenue through December 31, 1997. The Company does, however, provide management services to physician groups and networks that have entered into such capitated contracts. Revenues under any managed care or capitated arrangements entered into directly by the Company will generally be a fixed amount per enrollee. Under such an arrangement, the Company would contract with affiliated physicians for the provision of health care services and the Company would be responsible for the provision of all or a portion of the health care requirements of such enrollees.

Proprietary Rights

      The Company is relying upon the effectiveness of protection provided by a combination of patent, trade secret and copyright laws, nondisclosure and other contractual provisions and technological measures to protect its proprietary position in its methodologies, databases and software. The Company has two U.S. patent applications, which, in March 1998, were allowed by the United States Patent and Trademark Office, and a foreign patent application having subject matter common with both U.S. applications. The patent applications are directed to the Company's electronic prescription management system and related technologies. No assurance can be given that patent, trade secrets, copyright or other intellectual property rights can be successfully asserted in any court action. The Company also has copyrights in its software, user documentation and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to create databases that perform the same function. The Company distributes its clinical information systems products under agreements that grant customers non-exclusive licenses and generally contain terms and conditions restricting the disclosure and use of the Company's systems. In addition, the Company attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through confidentiality agreements with employees, consultants and third parties.

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

Government Regulation

      As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the nature of the Company's relationship with physician organizations, many aspects of the Company's business operations have not been the subject of formal state or federal regulatory interpretations and there can be no assurance that a review by courts or regulatory authorities of the Company's business or that of its affiliated physician organizations will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

      Reimbursement. Management estimates that approximately 40% of the revenues of the Company's affiliated physician group practices are derived from payments made by government-sponsored health care programs (principally Medicare, Medicaid and state reimbursement programs). Consequently, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The federal Medicare program has implemented a system of reimbursement of physician services, RBRVS. The Company expects that future changes in the RBRVS fee schedule, as required by law, and in Medicare reimbursement generally, will result, in some cases, in a reduction and, in some cases, in an increase from historical levels in the per-patient Medicare revenue received by certain of the physician organizations with which the Company contracts. Reductions in the RBRVS fee schedule may have a material adverse effect on the Company, and if adopted by other payors, could have a further material adverse effect on the Company.

      Billing. There are state and federal civil and criminal statutes, which impose substantial penalties, including civil and criminal fines and imprisonment, on health care providers who fraudulently or wrongfully bill governmental or other third-party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. There is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, but regulatory authorities may differ in their interpretations of such regulations and, in such event, the Company might have to modify its relationship with physician organizations. Noncompliance with such regulations by either the Company or its affiliated physician groups could have a material adverse effect on the business, financial condition and results of operations of the Company and subject it and affiliated physician groups to penalties and additional costs.

      Billing Agent, and Medicare Reassignment Rules. The Company may be subject to Medicare rules governing billing agents. These rules prohibit a billing agent from receiving a fee based on a percentage of Medicare collections if the billing agent collects Medicare payments for its own account, and may require Medicare payments for the services of physicians to be made directly to the physician providing the services or to an account opened solely in the name of the physician or the physician's group. If an enforcement agency determines that the physician or his group violated any of these rules, the physician and/or his group could be excluded from the Medicare program and subject to civil monetary penalties, and Medicare payments collected under the agency arrangement would be subject to recoupment, all of which could have a material adverse effect on the Company.

      In addition, the revenues of physician practices affiliated with the Company and the Company's revenues from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which physicians may assign their revenues from services rendered to beneficiaries. Under these "reassignment" rules, the Company may not be able to require physicians to assign third-party payor revenues received from government-sponsored payment programs unless the physicians are employees of the Company, the Company is a health care delivery system (or physician directed clinic), the Company is a qualified billing agent for the physicians, or other conditions are met. In addition, governmental payment programs and certain commercial insurers will not pay for the services of mid-level practitioners who are supervised by physicians, unless the mid-level practitioners' services are rendered "incident to" physician services. To meet this "incident to" requirement, the mid-level practitioners must be either direct or leased employees of the physician group at which they work. If an enforcement agency determines that the Company or an affiliated physician practice has violated any of the various "reassignment" and "incident to" rules, the affiliated physician practice could be excluded from such payment program, payments could be recouped, civil penalties could be imposed, and continued violations, after notice, could result in criminal penalties.

      Corporate Practice of Medicine and Fee Splitting. The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. These laws forbid both direct control over medical decisions and indirect interference, such as splitting medical fees with physicians or controlling budgetary allotments for patient care. Laws regarding the corporate practice of medicine vary from state to state and are enforced by the courts and by regulatory authorities. All of the management service agreements ("MSAs") between the Company's majority-owned MSOs and the physician groups and networks they serve address this issue by providing that the physician organization retains complete control over medical decisionmaking, and that the MSO may neither interfere with the professional judgment of medical personnel nor control, direct or supervise the provision of medical services. Furthermore, the MSAs provide that the MSO may not perform any services or activities which constitute the practice of medicine. For instance, the MSO has no responsibility to make decisions regarding level of patient care, credentialing or quality monitoring. Each MSO controlled by the Company is a management organization whose role is to perform administrative and business functions. Although the Company believes it is in material compliance with regulations regarding the corporate practice of medicine, no assurance can be given that its operations will not be challenged by regulatory authorities.

      A recent letter by the general counsel of the New York State Department of Health has called into question commonplace practices with regard to management services fees charged to physician practices by corporations such as the Company. Specifically, this letter took the position that per visit fees and billing fees based on a percentage of collections violated New York's prohibition on fee-splitting by licensed professionals. The Company has abandoned such percentage of collection fees in all of the new MSAs with physicians in New York and is currently working toward modifying all of its current MSAs in New York.

      Furthermore, expansion of the operations of the Company to certain jurisdictions may require it to comply with such jurisdictions' regulations which could lead to structural and organizational modifications of the Company's form of relationships with physician organizations. Such changes, if any, could have a material adverse effect on the Company's business, financial condition and results of operations and on the price of the Common Stock. In addition, a determination in any state that the Company is engaged in the corporate practice of medicine or fee splitting could render any management services agreement or Independent Practice Association ("IPA") provider agreement between the Company and a practice in such state unenforceable or subject to modification in a manner materially adverse to the Company.

     Fraud and Abuse Statutes. Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration which is intended to induce business for which payment may be made under a federal health care program. A federal health care program is any plan or program that provides health benefits, whether directly, through insurance or otherwise, which is funded directly, in whole or in part, by the United States government (e.g., Medicare, Medicaid and CHAMPUS). Excluded from the definition of federal health care program is the Federal Employee Health Benefits Program.


     The type of remuneration covered by the Anti-kickback Statute is very broad. It includes not only kickbacks, bribes and rebates, but also proscribes any such remuneration, whether made directly or indirectly, overtly or covertly, in cash or in kind. Moreover, prohibited conduct includes not only remuneration intended to induce referrals, but also remuneration intended to induce the purchasing, leasing, arranging or ordering of any goods, facilities, services or items paid for by a federal health care program. In some instances, for example, the government may construe some of the marketing and managed care contracting activities conducted by the Company as arranging for the referral of patients to physician groups managed by the Company. In addition, in the event the Company provides management services to two or more physician groups and charges a percentage-based fee for those services, any cross-referral from a physician in one group to a physician in another group could be deemed to benefit the referring physician since the value of that physician's ownership in the Company will increase if the other physician group pays a management fee which is related to the service provided pursuant to the referring physician's referral.

     The Anti-kickback Statute has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements potentially subjecting such arrangements to lengthy expensive investigations and prosecutions initiated by federal and state government officials. Many states, including some of those in which the Company does business, have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Company believes that, although it is receiving remuneration under the MSAs for management services, it is not in a position to make or influence the referral of patients or services reimbursed under government programs to the physician groups and, therefore, believes it has not violated the Anti-kickback Statute. Although the Company will assist physician groups and networks in negotiating its contracts to provide professional services and will provide marketing and advertising services on behalf of such groups and networks, the Company will not refer patients to such groups and networks. Payments to the Company by such groups and networks in connection with marketing and advertising services should not be viewed as payments to the Company to induce referrals because the marketing services provided by the Company are of a general nature, and are not intended to direct patients to any particular provider for any particular Medicare/Medicaid covered item or service. Payments or issuances of Company stock or stock options to physicians should also not be viewed as payments to induce the purchase of an item or service reimbursable by Medicare or state health care programs, and management fees paid by affiliated physician groups and/or networks to the Company should not be viewed as payments to induce the Company to refer patients to such groups and networks because such payments will be consistent with the fair market value of the items or services received in exchange. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged. Although the Company believes that it is in compliance with the federal fraud and abuse statute, any exclusion or penalty applied to one or more affiliated physician groups or networks due to a violation of the federal fraud and abuse laws could have a material adverse effect upon the Company. Moreover, the Company is not a separate provider of Medicare or state health program reimbursed services.

     To the extent the Company is deemed
to be either a referral source or a separate provider under its MSAs and to receive referrals from physicians, the financial arrangements under such agreements could be subject to scrutiny and prosecution under the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by criminal fines up to $25,000 per violation and imprisonment for up to five years; a civil monetary penalty of $50,000; and/or civil damages of not more than three times the amount of remuneration offered, paid, solicited or received without regard to whether any portion of such remuneration was for a lawful purpose. In addition, the U.S. Department of Health and Human Services ("HHS") may impose civil penalties excluding violators from participation in Medicare or state health programs.

      In July 1991, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provided exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements and employee relationships. Additional safe harbors were proposed in September 1993 offering new protections under the Anti-kickback Statute to eight activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal. Although the Company believes that it is not in violation of the Anti-kickback Statute, its operations may not fit within any of the existing or proposed safe harbors.

      As a component of the recently enacted Health Insurance Portability and Accountability Act of 1996, Congress directed the Secretary of HHS to issue advisory opinions regarding compliance with the Anti-kickback Statute. Advisory opinions are available concerning what constitutes prohibited remuneration within the meaning of the Anti-kickback Statute, whether an arrangement satisfies the statutory exceptions to the Anti-kickback Statute, whether an arrangement meets a safe harbor, what constitutes an illegal inducement to reduce or limit services to individuals entitled to benefits covered by the Anti-kickback Statute and whether an activity constitutes grounds for the imposition of civil or criminal penalties under the applicable exclusion. Advisory opinions, however, will not assess fair market value for any goods, services or property or determine whether an individual is a bona fide employee within the meaning of the Internal Revenue Code. The statutory language makes clear that advisory opinions are available for both proposed and existing arrangements. The failure of a party to seek an advisory opinion, however, may not be introduced into evidence to prove that the party intended to violate the Anti-kickback Statute. The Company has not sought, and has no present intention of seeking, an advisory opinion regarding any aspect of its current operations or arrangements with physicians.

      Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, a physician or a member of his or her immediate family from referring Medicare patients to an entity providing designated health services in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, including the physician's group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services and providing durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II.
Stark II also applies to indirect financial arrangements. To the extent physicians managed by the Company are determined to have an indirect financial relationship with physicians in separate practices which are managed by the Company, absent a Stark II exception, referrals for designated health services between physicians in different practices could be prohibited.

      Stark II also governs a physician's ability to refer patients for designated health services within the practices and networks that the Company manages in light of the physician's ongoing compensation arrangements with such practices and networks. An exception for in-office ancillary services requires that the practices and networks meet certain structural and operational requirements on an ongoing basis in order to bill for in-office ancillary designated health services rendered by employed or contracted physicians. A key feature of the in-office ancillary services exception is the Stark law's definition of "group practice." In this regard, on January 9, 1998, the Health Care Financing Administration ("HCFA") published proposed regulations interpreting the scope and refining the application of the Stark II law. These regulations provide, in the case of designated health services provided by a group practice, that the overhead expenses and income from the practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. There can be no assurance that the distribution methodologics used by practice groups managed by the Company will meet the unified business requirement. A determination that any practice group's sharing of overhead expenses and income does not comply with Stark II would preclude physician owners of such practice groups from referring Medicare/Medicaid patients to their practice group(s) for certain designated health services, and could have a material adverse effect on such group(s), and therefore the Company.

      In addition, the proposed regulations contemplate that the issuance to physicians of stock in a company prior to such company being publicly traded may not satisfy the Stark exception for ownership interests in publicly traded companies. Thus, to the extent the Company becomes a provider of designated health services, physicians who have received stock or stock options in the Company before it became public may be precluded from making Medicare/Medicaid referrals to the Company and, under certain circumstances, to other affiliated medical groups, for designated health services, which could have a material adverse impact on the Company.

      In addition, the proposed Stark II regulations present a variety of additional modifications, clarifications and additions to the current Stark I regulations, including changes to the definition of designated health services. Many of these proposed changes, if finally adopted in their current or even modified form, could have a material adverse effect on the physician groups and networks managed by the Company, and therefore could have a material adverse effect on the Company. It is not clear when the final Stark II regulations will be issued in their final form.

      In the recently enacted Balanced Budget Act of 1997, Congress directed the Secretary of HHS to issue advisory opinions as to whether a referral relating to designated health services (other than clinical laboratory services) is prohibited under the Stark law. The advisory opinion mechanism is authorized to begin on or about November 3, 1997. An advisory opinion issued by the Secretary will be binding as to the Secretary and the party or parties requesting the opinion. The Company has no present intention to seek an advisory opinion regarding its current operations, arrangements with physicians or the referral activities of physicians in the practices and networks it manages.

      A number of states have enacted self-referral laws that are similar in purpose to Stark II but which impose different restrictions on referrals from Stark II. These various state self-referral laws have different requirements. Some states, for example, only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services or, alternatively, to all health care services furnished by a provider. Some states do not prohibit referrals at all, but require only that a patient be informed of the financial relationship before the referral is made. Most of the states in which the Company conducts business have adopted some form of self-referral law. Many states, including Pennsylvania, have self-referral laws that are particularly applicable to workers' compensation patients. The Company believes that its current operations and the structure of the practices and networks it manages are in material compliance with the self-referral laws of the states in which such practices and networks are located.

      Under numerous federal laws, including the Federal False Claims Act (the "False Claims Act"), the federal government is authorized to impose criminal, civil and administrative penalties on any health care provider that files a false claim for reimbursement from a federally funded health program (such as

Medicare or Medicaid). Recently enacted federal legislation also imposes federal criminal penalties on persons who file false or fraudulent claims with private insurers. While the criminal statutes are generally reserved for instances of fraud, the civil and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. Civil sanctions may be imposed if the claimant knew or should have known that billing was improper. The government also has taken the position that claiming reimbursement for services that are substandard is a violation of these false claims statutes if the claimant knew or should have known that the care was substandard or rendered under improper circumstances. Private persons may bring civil actions to enforce the False Claims Act. Under certain lower court decisions, claims derived from the Anti-kickback Statute or the Stark law have been deemed to be, or may under certain circumstances be construed to be, false claims.


      PIP Regulations. HCFA has issued final regulations (the "PIP regulations") covering the use of physician incentive plans ("PIPs") by HMOs and other managed care contractors and subcontractors that contract to arrange for services to Medicare and Medicaid beneficiaries ("Organizations"). Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services that the group does not directly provide (e.g., if a primary care group takes risk but subcontracts with a specialty group to provide certain services) must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, payments of any kind, direct or indirect, to induce providers to reduce or limit covered or medically necessary services are prohibited ("Prohibited Payments"). Further, where there are no Prohibited Payments but there is risk sharing among participating providers related to utilization of services by their patients, the regulations contain three groups of requirements: (i) requirements for physician incentive plans that place physicians at "substantial financial risk," (ii) disclosure requirements for all Organizations with PIPs: and (iii) requirements related to subcontracting arrangements. In case of substantial financial risk (defined in the regulations according to several methods, but essentially risk in excess of 25% of the maximum payments anticipated under a plan with less than 25,000 covered lives), Organizations must conduct enrollee surveys and ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of the increasing public concerns regarding PIPs, the PIP regulations may become a model for the industry as a whole. Although the Company currently has no contracts that require compliance with the PIP regulations, the new regulations, by limiting the amount of risk that may be imposed upon physicians in certain arrangements, could have an effect on the ability of the Company to effectively reduce the costs of providing services, by limiting the amount of risk that may be imposed upon physicians.

      Antitrust. Because the physician organizations managed by the Company remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. In particular, the antitrust laws have been interpreted by the Federal Trade Commission and the United States Department of Justice to prohibit joint negotiations by competitors of price terms in the absence of financial risk that is shared among the competitors, other financial integration or substantial clinical integration among the competitors. The Company intends to comply with such state and federal laws as may affect its development of, and contracting for, integrated health care delivery networks, but there can be no assurance that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and its affiliated physician groups.

      Insurance Regulations. Laws in all states regulate the business of insurance and the operation of Health Maintenance Organizations ("HMOs") HMOs. On August 10, 1995, the National Association of Insurance Commissioners ("NAIC") issued a report opining that certain risk-transferring arrangements may entail the business of insurance, to which state licensure laws apply, but that licensure laws would not apply where an unlicensed entity contracts to assume "downstream risk" from a duly licensed health insurer or HMO for health care provided to that carrier's enrollees. In addition, in December 1996, the NAIC issued a report entitled "Regulation of Health Risk Bearing Entities," which sets forth issues to be considered by state insurance regulators when considering new regulations, and encourages that a uniform body of regulation be adopted by the states. Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry. In some states, including some of those in which the Company does business, these statutes and regulations subject any physician or physician network engaged in risk-based contracting, even if through HMOs and insurance companies, to applicable insurance laws and regulations, or other laws and regulations, which may include, among other things, providing for minimum capital requirements and other safety and soundness requirements. Although the NAIC's conclusions are not binding on the states, the Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives. The Company will enter into capitated contracts only with licensed insurance companies and HMOs, and only if allowed by state law. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

      Health Care Reform. As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been and may continue to be introduced in the U.S. Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material to the Company.

      Confidentiality of Patient Records. The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. Although the Company does not currently collect aggregate clinical data for utilization review and quality assurance purposes, it plans to develop such databases. Data entries to these databases would delete any patient identifiers, including name, address, hospital and physician. With respect to its electronic clinical information systems, the Company uses a state-of-the-art security system, including user passwords, 128-bit key encryption technology and a triple-DES encryption algorithm, to safeguard the privacy of clinical data accessed or transmitted on both private and public networks, including the Internet, and will continue to employ such security measures in the future. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Furthermore, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of HHS to recommend legislation or promulgate regulations governing privacy standards for individually identifiable health information and creates a federal criminal offense for knowing disclosure or misuse of such information. These statutes and regulations may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

      Licensure, Certificate of Need and Prescription Laws. Certain of the ancillary services that the Company anticipates providing on behalf of the practices and networks it manages are now, or may in the future be, subject to licensure or certificate of need laws in various states. There can be no assurance that the Company, or the practices or networks it manages, will be able to obtain such licenses or certificate of need approval to the extent required for the particular ancillary service. Each state establishes rules related to the practice of medicine, including the method of prescribing drugs. In addition, the federal drug enforcement administration (the "DEA") regulates the issuance and content of prescriptions for controlled substances. The application of these federal and state rules to the use of the electronic prescription writing and management systems (the "Prescription Systems") varies. Certain states in which the Company does business, such as New York, Delaware and Tennessee, prohibit the use of the Prescription Systems while the other states in which the Company does business, Connecticut, Georgia, New Jersey and Pennsylvania, limit the use of the Prescription Systems and the DEA neither specifically permits nor specifically prohibits electronic transmission of prescription orders. The DEA is investigating the possibility of adopting a policy regarding electronic transmission of prescription orders, such as that used by the Prescription Systems, for controlled substances. The Company will advise users of the Prescription Systems of the existence of these restrictions and limitations and believes its use of the Prescription Systems will be in compliance with applicable state and federal laws. Modification or further clarification of federal and state rules regarding use of the Prescription Systems in a manner that reduces their utility may have a material adverse effect on the Company.

      FDA Regulation. Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act of 1938, as amended (the "FDCA"). The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; FDA clearance of a premarket notification submission or FDA approval of a premarket approval application; medical device adverse event reporting; and prohibitions on misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties, and other sanctions, including, but not limited to, product seizure, recall, repair or refund orders, withdrawal or denial of premarket notifications or premarket approval applications, denial or suspension of government contracts, and injunctions against unlawful product manufacture, labeling, promotion, and distribution or other activities.

      In its 1989 Draft Policy Statement, the FDA stated that it intended to exempt certain clinical decision support software products from a number of regulatory controls. Under the 1989 Draft Policy Statement, the FDA stated that it intended to exempt decision support software products that involve "competent human intervention before any impact on human health occurs (e.g., where clinical judgment and experience can be used to check and interpret a system output)" from the following controls: manufacturer establishment registration and device listing, premarket notification and compliance with the medical device reporting and current good manufacturing practice regulations. In the 1989 Draft Policy Statement, the FDA stated that until it formally exempted decision support software products from these requirements, manufacturers of eligible decision support software products would be required to comply with those controls.

     Since issuing the 1989 Draft Policy Statement, the FDA has not issued a final policy on this issue and has not formally exempted any products as discussed in the 1989 Draft Policy

Statement. The FDA has referred to the 1989 Draft Policy Statement in official presentations regarding software regulation and in decisions and opinions regarding the regulatory status of various products. Over the last several years, however, the FDA has stated that it intends to issue a new policy concerning computer products and has been increasing its efforts to develop this policy in recent months. Under this new policy, exemptions from regulatory controls, if any, may be based upon a product specific "risk factor" analysis. For purposes of this analysis, the FDA may consider, among other things, the following: (i) seriousness of the disease to be diagnosed or treated, (ii) the time frame for use of the information, (iii) whether the data output is provided or manipulated in a novel or non-traditional manner, (iv) whether the software provides individualized patient care recommendations, (v) whether the mechanism by which the software arrives at a decision is hidden or transparent and (vi) whether the product provides new capabilities for the user. Given the FDA's intent to issue a new policy concerning the regulation of computer software, there can be no assurance as to the effect of such a policy, if any, upon the regulatory status of the Company's products.

      The Company's clinical information systems are intended to assist health care providers in analyzing economic and quality data related to patient care and expected outcomes in order to maximize the cost-effectiveness of general treatment plans and practice protocols. These products are not intended to provide specific diagnostic data, results or affect the use of specific therapeutic interventions for individual patients. As such, the Company believes that its clinical information systems are not medical devices under the FDCA and, thus, are not subject to the controls imposed on manufacturers of medical devices and do not fall within the scope of the 1989 Draft Policy Statement. The Company further believes that to the extent that its products might be determined to be medical devices, they fall within the exemptions for decision support systems provided by the 1989 Draft Policy Statement. The Company has not taken action to comply with the requirements that would otherwise apply if the Company's products were determined to be non-exempt medical devices.

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

     While the Company believes that it and the MSOs are in compliance with the foregoing federal and state laws, future regulations could require the Company to modify the form of its relationships with physician organizations. Moreover, the violation of any such state or federal law by the Company, the MSOs or the physician organizations managed by the Company could have a material adverse effect on the Company.


      The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. During the past several years, government regulation of reimbursement rates in the United States health care industry has increased. Lawmakers continue to propose programs to reform the United States health care system, which may contain proposals to increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products. The Company cannot predict what impact, if any, such factors may have on its business, financial condition and results of operations or on the price of the common Stock.


Year 2000

      The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many long term applications could fail or create erroneous reults by or at year 2000. The Company is undertaking an investigation to dertermine if the Company's computer systems, the Company's proprietary software products, and the computer systems of the physician practices and networks and other third parties with which the Company does business (as they relate to the Company) are Year 2000 compliant. The failure of any of the foregoing matters to be Year 2000 compliant might materially adversely affect the Company.

Employees

      As of December 31, 1997, the Company had a total of approximately 700 employees, approximately 500 of whom were employed by the MSOs, approximately 55 of whom were employed in the Company's information systems subsidiary. None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.


ITEM 2. PROPERTIES

      The Company currently occupies 26,302 square feet of leased office space in Tarrytown, New York, 16,252 of square feet of leased space in Hawthorne, New York, 4,065 square feet of leased office space in Marietta, Georgia, 8,028 square feet of leased office space in Fort Washington, Pennsylvania and 10,742 square feet of leased office and data center space in Chicago, Illinois. The current lease for the Tarrytown office has an annual rental of approximately $500,000 and expires in March 2002. The lease for the Marietta office expires in January 2001 and has an annual rental of approximately $50,000. The lease for the Fort Washington office expires in December 2002 and has an annual rental of approximately $128,000. The lease for the Chicago office expires in March 2001 and has an annual rental of $184,000 for the current year. The Company believes that these facilities are adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

      On May 22, 1997, an action captioned Benenson & Associates, Inc and Michael J. Benenson v. Advanced Health Corporation, Advanced Health Management Corp. f/k/a Advanced Clinical Networks Corp., Jonathan Edelson, M.D., Steven I. Hochberg and Alan B. Masarek was filed in the United States District Court for the Southern District of New York. The action relates to: (i) an Employment Agreement dated April 1, 1996 between the Company and Michael J. Benenson and
(ii) an Asset Purchase Agreement dated April 1, 1996, among the Company, Benenson & Associates, Inc. and Mr. Benenson, Plaintiffs have asserted claims against all defendants for alleged violations of the Exchange Act, common law fraud and fraudulent inducement, and against the Company for breach of contract. Plaintiffs' complaint seeks both damages and equitable relief. The Company believes that each of the plaintiffs' claims is without merit, and it intends to defend against the action vigorously.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        NONE.

                                     PART II

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock began trading on the Nasdaq National
Market under the symbol "ADVH" on October 3, 1996.

            (a)   Market Information

            The following sets forth the high and low bid price for the period commencing January 1, 1997 through December 31, 1997 as reported by NASDAQ. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

             Common Stock                             High           Low
                                                      ----           ---
October 3, 1996 through December 31, 1997            $17.75        $12.50
First Quarter ended March 31, 1997                    18.25          6.625
Second Quarter ended June 30, 1997                    20.75         14.125
Third Quarter ended September 30, 1997                24.875        17.00
Fourth Quarter ended December 31, 1997                28.125        11.00

             (b)  Approximate Number of Equity Stockholders

                  Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 25, 1998 is approximately 250

                  The Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 25, 1998 is in excess of 300.

            (c)  Dividends

            The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay cash dividends in the foreseeable future. The Company presently intends to retain future earnings, if any, to finance the expansion of its business. The payment of any cash dividends in the future will depend on the Company's earnings, financial condition, results of operations, capital needs and other factors deemed pertinent by the Company's Board of Directors, subject to laws and regulations then in effect.

Item 6. SELECTED FINANCIAL DATA

      The selected consolidated statement of operations data for the years ended December 31, 1995, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996 and 1997, are derived from the consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data for the period from inception (August 27, 1993) to December 31, 1993 and the selected consolidated balance sheet data as of December 31, 1993 and 1994 are derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, but which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

                                                Period from
                                                 inception
                                             (August 27, 1993)
                                              to December 31,
                                                   1993         1994          1995        1996        1997
(In thousands, except per share data)

Statement of Operations Data:

Revenues                                        $    --        $   379      $  1,054    $ 19,136    $ 61,006
Cost of revenues                                     --             12           340      14,265      45,636
                                                -------        -------      --------    --------    --------
Gross profit                                         --            367           714       4,871      15,370
Operating expenses                                  521          2,901         6,412       7,328       8,954
                                                -------        -------      --------    --------    --------
Operating (loss) income                            (521)        (2,534)       (5,698)     (2,457)      6,416
Other income (expense)                               --            (15)           (9)         15       1,144
                                                -------        -------      --------    --------    --------
Net loss before income taxes                       (521)        (2,549)       (5,707)     (2,442)      7,560
Income tax provision (benefit)                       --             --            --        (977)        402
                                                -------        -------      --------    --------    --------
Net (loss) income                               $  (521)       $(2,549)     $ (5,707)   $ (1,465)   $  7,158
                                                =======        =======      ========    ========    ========
Net (loss) income per share;
  Basic                                         $ (0.30)       $ (1.29)     $  (1.67)   $  (0.28)   $   0.91
                                                =======        =======      ========    ========    ========

  Diluted                                       $ (0.30)       $ (1.29)     $  (1.67)   $  (0.28)   $   0.81
                                                =======        =======      ========    ========    ========
Common shares used in
  computing per share amounts;
  Basic                                           1,725          1,978         3,420       5,149       7,872
                                                =======        =======      ========    ========    ========

  Diluted                                         1,725          1,978         3,420       5,149       8,891
                                                =======        =======      ========    ========    ========


                                            1995        1996     1997
(In thousands)

Balance Sheet Data:

Cash and cash equivalents                 $ 1,464    $12,086    $ 7,534
Investments in marketable securities           --      7,390     34,082
Certificates of deposit                       -0-        -0-      5,399
Working capital (deficit)                    (741)    26,603     61,644
Total assets                                6,462     35,400     94,358
Total debt                                    235                    26
Total stockholders' equity                  2,675     31,884     93,100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's actual results could differ materially from its historical results or from any forward-looking statements made or incorporated into this Annual Report. Factors that may cause such differences include: the Company's ability to successfully enter in to new contractual alliances with Physician organizations and to preserve its existing contractual relationships; the Company's ability to successfully expand its business to new markets; the Company's ability to attract and retain qualified personnel and management; changes in state insurance laws and related government regulations; increased competition and growth in the medical practice management market; and other unanticipated changes in economic conditions.

Overview

      Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices, single legal entities comprised of multiple physicians, and to physician networks, aggregations of individual physicians and physician groups formed for the purpose of entering into contracts with third-party payors. The Company's clinical information systems are also licensed to hospitals, integrated delivery systems, information system companies, and other health care organizations.

The Company generates revenues from (i) fees for managing and providing consulting services to physician group, practices, (ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including licensed, software installation, software integration, training and data conversion fees.

The Company contracts with its physician practice and network management clients pursuant to long-term agreements with its MSOs, the financial results of such MSOs are included in the Consolidated Financial Statements.

      The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company was a development stage company investing in technology development and did not provide physician practice and network management services prior to December 11, 1995.


Results of Operations

      Year Ended December 31, 1997 and 1996

      Total revenues for the year ended December 31, 1997 increased to $61.0 million from $19.1 million in the year ended December 31, 1996, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The provision of physician group practice management and related services and network management services accounted for approximately $48.7 million of the Company's net revenues for the year ended December 31, 1997 as compared to $15.1 million in the year ended December

31, 1996. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software, systems and training revenues, of approximately $12.3 million for the year ended December 31, 1997, as compared to $4.0 million in the year ended December 31, 1996. Of the $12.3 million of information technology revenues, approximately $4.6 million were earned in connection with software licenses or information management service fees with affiliated entities or with entities in which the Company has a minority equity interest.

      Cost of revenues for the year ended December 31, 1997 increased to $45.6 million from approximately $14.3 million for the year ended December 31, 1996. The increase in cost of revenues related primarily to the expenses outsourced to the Company from physician group practices under management.

      Operating expenses for the year ended December 31, 1997 increased to $9.0 million from $7.3 million for the year ended December 31, 1996 and included approximately $.7 million and $2.8 of research and development costs respectively. The increase in operating expenses related to the increased provision of physician group practice management and related services.

      For the year ended December 31, 1997, the Company also earned interest income in the amount of $1.2 million from investments in marketable securities as a result of the investment proceeds from the IPO and follow-on offerings. The Company earned interest income in the amount of $.2 million from investments in marketable securities as a result of the investment of proceeds from the IPO for the comparable period ended December 31, 1996. The Company incurred interest expense of approximately $.2 million for the period ending December 31, 1996, which related primarily to interest on $5.0 million of then outstanding indebtedness bearing interest at 8% per annum ($3.0 million), 9% per annum
($2.0 million) and interest on capital lease obligations.

      An income tax benefit of approximately $1.0 million was recorded in 1996 as a result of the Company's determination, based on profitable fourth quarter operations, that the related deferred income tax asset would be realized through the generation of taxable income in the future.

      The net income for the year ended December 31, 1997 was $7.2 million compared to a loss of $1.5 million for the year ended December 31, 1996 due to the factors describe above.

      Year Ended December 31, 1996 and 1995

      Total revenues for the year ended December 31, 1996 increased to $19.1 million from $1.1 million in the year ended December 31, 1995, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of its clinical information systems. The Company began to provide physician network management services in September 1995 and physician group practice management and related services in December 1995. The provision of physician group practice management and related services and network management services accounted for approximately $15.1 million of the Company's net revenue in the year ended December 31, 1996 as compared to $.7 million for the comparable period ended December 31, 1995. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software systems, and from revenues of approximately $4.0 million for the year ended December 31, 1996, as compared to $.4 million for the comparable period ended December 31, 1995.

     Operating expenses for the year ended December 31, 1996 increased to $7.3 million from $6.4 million for the year ended December 31, 1995. The increase in operating expenses was due to the increases in staffing and general corporate expenses required to fund the Company's transition from a development stage company involved in the development of clinical information systems to a full service physician practice and network management company.

     The net loss for the year ended December 31, 1996 was $1.5 million compared to a loss of $5.7 million for the year ended December 31, 1995.

Liquidity and Capital Resources

      At December 31, 1997, the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $47.0 million, compared to $19.5 million at December 31, 1996.


      The cash flow from operations in 1997 was $3.6 million versus a net use of cash of $9.8 million in 1996. This increase in net cash from operations resulted primarily from an $8.6 million increase in net income. Net cash used in investing activities grew from $9.7 million in 1996 to $55.4 million in 1997. This increase was due to several factors, including the investment in marketable securities of the proceeds of the Company's follow-on equity offering, the acquisition of Bukstel & Halfpenny, a company that develops and provides software that links physicians with hospital-based clinical systems such as laboratory, radiology and pathology systems, a minority investment in Patient Care Dynamics, a compnay that provides an integrated family of technology-based patient care support systems and services to physicians, a minority investment and loan to ACRM, an organization that will provide advanced cardiovascular research management, a minority investment in Caresoft, a developer of disease management tools, and capitalized software development costs.

      Cash flow from financing activities grew to $47.2 million in 1997 from $30.2 million in 1996. The net cash provided by financing activities in 1997 was primarily attributable to the Company's public offering of Common Stock in October 1997, which raised net proceeds of $46.0 million.

      The Company's operating plan for 1998 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include further development of the Company's clinical information systems, as well as ongoing business development and marketing. The Company believes that the net proceeds of the follow-on equity offering together with other, cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least mid 1999.

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

YEAR 2000

        The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has not completed its assessment of compliance issues for the Companys' proprietary software products, for its computer systems (both hardware and software), for equipment ancillary to the Company's business that contains computers or computer chips, for the computer systems of other entities with which the Company does business. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance.

        The Company expects to complete its full assessment of the Year 2000 issue no later than December 31, 1998, which is prior to any anticipated impact on its operting systems. As part of the Year 2000 assessment, the Company expects to communicate with all of its physician practices and networks, as well as suppliers and third parties with which the Company does business, to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. There is no guarantee that the systems of other companies on which the Compnay relies will be corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. Year 2000 modifications and assessments are based on managements' best estimates, which were derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee the estimates and assessments will be achieved or come to pass, and actual results could differ materially from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Financial Statements

Report of Independent Public Accountants                                 F-1
Consolidated Balance Sheets as of December 31, 1996 and 1997             F-2
Consolidated Statements of Operations for the three years ended
  December 31, 1997                                                      F-3
Consolidated Statements of Stockholders' Equity for the three
  years ended December 31, 1997                                          F-4
Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997                                                      F-5
Notes to Consolidated Financial Statements                               F-6

                          Financial Statement Schedules

      All schedules, other than those disclosed, have been omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, and delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders, captioned "Certain Transactions."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed as Part of the Report

            1.    Financial Statements

                  The financial statements listed under Item 8 are filed as part of this report.

            2.    Financial Statement Schedules

                  Certain schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

            3.    Exhibits

                  The exhibits listed on the accompanying Exhibit Index are
            filed as part of this report or incorporated by reference herein.

      (b)   Reports on Form 8-K

            No Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                          ADVANCED HEALTH CORPORATION

                                          By /s/ Jonathan Edelson
                                          ------------------------
                                          Jonathan Edelson, M.D.
                                          Chairman of the Board and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                    Title                               Date


/s/ Jonathan Edelson     Chairman of the Board, Chief            March 30, 1998
--------------------     Executive Officer and Director
Jonathan Edelson, M.D    (Principal Executive Officer)

/s/ Steven Hochberg      Vice-Chairman and Director              March 30, 1998
--------------------
Steven Hochberg

/s/ Alan B. Masarek      President and Chief Operating           March 30, 1998
--------------------     Officer
Alan B.Masarek

/s/ Michael W. Rogers    Executive Vice-President, Corporate     March 30, 1998
--------------------     Development and Chief Financial Officer
Michael W. Rogers        (Principal Financial and Accounting
                         Officer)

/s/ James T. Carney      Director                                March 30, 1998
--------------------
James T. Carney

/s/ Barry Kurokawa       Director                                March 30, 1998
--------------------
Barry Kurokawa

/s/ Jonathan Lieber      Director                                March 30, 1998
--------------------
Jonathan Lieber

                                  EXHIBIT INDEX

Exhibit No. Description of Exhibit                                         Page

**3.1       Restated Certificate of Incorporation of the Registrant

**3.2       By-laws of the Registrant

+**10.1 Management Services Agreement dated as of December 11, 1995, between Madison Medical -- The Private Practice Group of New York, L.L.P. and Uptown Physician Management, Inc.

**10.2 Stockholders' Agreement dated as of December 11, 1995, among Uptown Physician Management, Inc. and certain stockholders

+**10.3 Management Services Agreement dated as of August 7, 1995, among Advanced Heart Institute of New York, P.C., Valavanur A. Subramanian, M.D., Jeffrey Moses M.D. and Majean Sub 2, Inc.

+**10.4 Management Services Agreement dated as of July 1, 1996, between Specialist Physicians Management, Inc. and Cardiology First of New Jersey, P.A.

**10.5 Stockholders' Agreement dated as of July 1, 1996 among Specialist Physicians Management, Inc., Specialist Physicians MSO, L.L.C. and Advanced Health Management Corporation.

+**10.6 Management Services Agreement dated as of July 1, 1996 between Diamond Physician Management, Inc. and Long Island
            Interventional Cardiology.

**10.7 Tarrytown, New York Office Lease Agreement dated November 30, 1995, between Tarrytown Corporate Center IV, L.P. and the Registrant.

**10.8 First Amendment to Lease Agreement between Reckson Operating Partnership, LP, as Owner, and the Registrant, as Tenant

**10.9 Chicago Office Lease Agreement dated December 8, 1995, between Adams Family, L.L.C. and the Registrant

*10.10 Fort Washington Lease Agreement dated November 13, 1997, between Comdrive Associates, L.P. and Registrant as Tenant

*10.11 Hawthorne Lease Agreement dated January 8, 1998, between United Parcel Service, Inc. and Registrant as Tenant

**10.12     Form of Director Indemnification Agreement

**10.13     Employment Agreement between the Registrant and Jonathan
            Edelson, M.D.

**10.14     Employment Agreement between the Registrant and Steven
            Hochberg

**10.15     Employment Agreement between the Registrant and Alan B.
            Masarek

**10.16     Employment Agreement between the Registrant and Robert Alger

*10.17      Employment Agreement between the Registrant and Michael P.
            Rogers

**10.18     Amended and Restated Advanced Health Corporation 1995 Stock
            Option Plan

**10.19     Employee Stock Purchase Plan

*11.1       Earnings Per Common Share Computation

**21        List of Subsidiaries

*23.2       Consent of Arthur Andersen LLP

*27         Financial Data Schedule

*     Filed herewith.
**    Filed as an exhibit to the Registrant's Registration Statement on Form
S-1, as amended (Registration No. 333-06283), Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-35115), and Registrant's Form 10-K, dated March 30, 1997 incorporated herein by reference.

+ Portions of such exhibit have been deleted therefrom pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, and confidential treatment has been granted therefor.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advanced Health Corporation:

We have audited the accompanying consolidated balance sheets of Advanced Health Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Health Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP

New York, New York
March 19, 1998

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   December 31,
                                                                               --------------------
                              ASSETS                                             1996        1997
                              ------                                             ----        ----
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 12,086    $  7,534
   Certificates of deposit                                                           --       5,399
   Investments in marketable securities                                           7,390      34,082
   Accounts receivable, net                                                       8,637      11,059
   Deferred income taxes                                                            977       4,092
   Other current assets                                                             829         736
                                                                               --------    --------
         Total current assets                                                    29,919      62,902

PROPERTY AND EQUIPMENT, net                                                       2,053       3,664

INTANGIBLE ASSETS, net                                                            1,858       9,415

INVESTMENTS IN AFFILIATES                                                            --       7,000

OTHER ASSETS                                                                      1,570      11,377
                                                                               --------    --------
         Total assets                                                          $ 35,400    $ 94,358
                                                                               ========    ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $  2,864    $    933
   Other current liabilities                                                        452         325
                                                                               --------    --------
            Total current liabilities                                             3,316       1,258

DEFERRED REVENUE                                                                    200          --
                                                                               --------    --------
         Total liabilities                                                        3,516       1,258
                                                                               ========    ========
COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
     0 shares issued and outstanding, respectively                                   --          --
   Common stock, $.01 par value; 15,000,000 shares authorized; 7,166,941 and
     9,869,719 shares issued and outstanding, respectively                           72          99
   Additional paid-in capital                                                    42,069      95,976
   Accumulated deficit                                                          (10,242)     (3,084)
   Net unrealized gain on marketable securities, net of deferred
     income taxes                                                                    60         184
   Less:  Treasury stock, at cost; 8,937 shares, respectively                       (75)        (75)
                                                                               --------    --------
         Total shareholders' equity                                              31,884      93,100
                                                                               --------    --------
         Total liabilities and shareholders' equity                            $ 35,400    $ 94,358
                                                                               ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                              For the Years Ended December 31,
                                            -----------------------------------
                                               1995          1996        1997
                                               ----          ----        ----
REVENUES                                    $   1,054    $  19,136    $  61,006

COST OF REVENUES                                  340       14,265       45,636
                                            ---------    ---------    ---------

       Gross profit                               714        4,871       15,370

OPERATING EXPENSES                              6,412        7,328        8,954
                                            ---------    ---------    ---------

       Operating (loss) income                 (5,698)      (2,457)       6,416

INTEREST EXPENSE                                   (9)        (164)         (11)

INTEREST INCOME                                    --          179        1,155
                                            ---------    ---------    ---------

       Net (loss) income before income taxes   (5,707)      (2,442)       7,560

INCOME TAX (BENEFIT) PROVISION                     --         (977)         402
                                            ---------    ---------    ---------

       Net (loss) income                    $  (5,707)   $  (1,465)   $   7,158
                                            =========    =========    =========

PER SHARE INFORMATION:
  Net (loss) income per share:
   Basic                                    $    (1.67)   $   (0.28)   $    0.91
                                            ==========    =========    =========
   Diluted                                  $    (1.67)   $   (0.28)   $    0.81
                                            ==========    =========    =========

  Common shares used in computing per
  share amounts:
   Basic                                     3,419,638    5,149,207    7,872,204
                                            ==========   ==========   ==========
   Diluted                                   3,419,638    5,149,207    8,890,856
                                            ==========   ==========   ==========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                                     Unrealized
                                                                 Additional        Common Stock                       Gain On
                                              Common Stock        Paid-in     Subscriptions Receivable  Accumulated  Marketable
                                         ---------------------                ------------------------
                                           Shares    Par Value    Capital       Shares       Amount       Deficit    Securities
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1994               2,051,539   $      20   $   2,728      185,893    $      (3)   $  (3,070)   $      --
  Issuance of Common Stock                  50,641           1          (1)          --           --           --           --

  Issuance of Series C convertible
   Preferred Stock                         178,743           2       1,498           --           --           --           --
  Issuance of common stock in private
   placement                                79,780           1         624           --           --           --           --
  Redemption of common stock
   subscriptions                                --          --          --     (185,893)           3           --           --
  Exercise of stock options                885,279           9          11           --           --           --           --

  Common stock issued for acquisitions     649,753           7       1,629           --           --           --           --
  Issuance of Series D Convertible
   Preferred Stock                         595,535           6       4,992           --           --           --           --
  Repurchase of treasury stock                  --          --          --           --           --           --           --
  Net loss                                      --          --          --           --           --       (5,707)          --
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1995               4,491,270          46      11,481           --           --       (8,777)          --
  Common stock issued for acquisition        8,937          --          45           --           --           --           --
  Exercise of stock options                 21,734          --          86           --           --           --           --
  Issuance of common stock in public
   offering, net of expenses of $3,922   2,645,000          26      30,457           --           --           --           --
  Unrealized gain on marketable
   securities, net of deferred income
   taxes of $40                                 --          --          --           --           --           --           60
  Net loss                                      --          --          --           --           --       (1,465)          --
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1996               7,166,941          72      42,069           --           --      (10,242)          60
  Issuance of common stock, net of
  expenses of $4,102                     2,250,000          22      45,939           --          --          --             --
  Exercise of stock options                352,614           4       1,249           --          --          --             --
  Common stock issued for
  acquisitions                             100,164           1       3,759           --          --          --             --
  Unrealized gain on marketable
  securities, net of deferred income
  taxes of $79                                  --          --          --           --           --           --          124
  Income tax benefit from exercise
  of stock options                              --          --       2,960           --           --           --           --
  Net income                                    --          --          --           --           --        7,158           --
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1997               9,869,719   $      99   $  95,976    $      --    $      --    $  (3,084)   $     184
                                         =========   =========   =========    =========    =========    =========    =========

                                             Treasury Stock
                                         ---------------------
                                           Shares      Amount       Total
                                         ---------   ---------    ---------
BALANCE, December 31, 1994                      --   $      --    $    (325)
  Issuance of Common Stock                      --          --           --

  Issuance of Series C convertible
   Preferred Stock                              --          --        1,500
  Issuance of common stock in private
   placement                                    --          --          625
  Redemption of common stock
   subscriptions                                --          --            3
  Exercise of stock options                     --          --           20
  Common stock issued for acquisitions          --          --        1,636
  Issuance of Series D Convertible
   Preferred Stock                              --          --        4,998
  Repurchase of treasury stock               8,937         (75)         (75)
  Net loss                                      --          --       (5,707)
                                         ---------   ---------    ---------
BALANCE, December 31, 1995                   8,937         (75)       2,675
  Common stock issued for acquisition           --          --           45
   Exercise of stock options                    --          --           86
  Issuance of common stock in public
   offering, net of expenses of $3,922          --          --       30,483
  Unrealized gain on marketable
   securities, net of deferred income
   taxes of $40                                 --          --           60
  Net loss                                      --          --       (1,465)
                                         ---------   ---------    ---------
BALANCE, December 31, 1996                   8,937         (75)      31,884
  Issuance of common stock, net of
   expenses of $4,102                                                45,961
  Exercise of stock options                                           1,253
  Common stock issued for
   acquisitions                                                       3,760
  Unrealized gain on marketable
   securities, net of deferred income
   taxes of $79                                 --          --          124
  Income tax benefit from exercise of
  exercise of stock options                     --          --        2,960
  Net income                                    --          --        7,158
                                         ---------   ---------    ---------
BALANCE, December 31, 1997                   8,937   $     (75)   $  93,100
                                         =========   =========    =========

                   The accompanying notes are an integral part
                       of these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                          1995        1996        1997
                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $ (5,707)   $ (1,465)   $  7,158
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities-
   Depreciation and amortization                             457         890       1,471
   Deferred income taxes                                      --        (977)         --
   Allowance for doubtful accounts                            --         210         450
   Changes in operating assets and liabilities-
     Accounts receivable                                  (1,021)     (7,826)     (2,872)
     Other current assets                                   (396)       (426)         93
     Other assets                                            (33)       (310)       (400)
     Accounts payable, accrued expenses and other
       current liabilities                                 1,274       1,162      (2,058)
     Due to affiliate                                       (376)         --          --
     Deferred revenue                                      1,500      (1,100)       (200)
                                                        --------    --------    --------
         Net cash (used in) provided by
           operating activities                          (4,302)     (9,842)      3,642
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Minority investment in affiliated entities                  --          --      (7,000)
  Issuance of note receivable from affiliate                (500)         --      (2,500)
  Proceeds from repayment of note receivable from
   affiliate                                                 500          --          --
  Other assets                                                --      (1,130)     (6,907)
  Investments in certificates of deposit                      --          --      (5,399)
  Investments in marketable securities                        --      (7,290)    (26,692)
  Intangible assets                                           --          --      (4,021)
  Cash paid for acquisitions                                (150)         --        (306)
  Purchases of property and equipment, net                  (882)     (1,296)     (2,552)
                                                        --------    --------    --------
         Net cash used in investing activities            (1,032)     (9,716)    (55,377)
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) loan payable related to acquisition         (50)        (94)        --
  Net proceeds from sale and issuance of common stock        628      30,483      45,961
  Net proceeds from exercise of stock options                 20          86       1,254
  Net proceeds from promissory notes                          --       5,000          --
  Repayment of promissory notes                               --      (5,000)         --
  Purchase of treasury stock                                 (75)         --          --
  Net proceeds from issuance of Series C Convertible
   Preferred Stock                                         1,500          --          --
  Net proceeds from issuance of Series D Convertible
   Preferred Stock                                         4,998          --          --
  Repayment of capital lease obligations                    (230)       (295)        (32)
                                                        --------    --------    --------
         Net cash provided by financing activities         6,791      30,180      47,183
                                                        --------    --------    --------
         Net change in cash and cash equivalents           1,457      10,622      (4,552)

CASH AND CASH EQUIVALENTS, beginning of year                   7       1,464      12,086
                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                  $  1,464    $ 12,086    $  7,534
                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                             $     21    $    160    $     11
                                                        ========    ========    ========
   Income taxes                                         $     15    $     36    $    248
                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  ACTIVITIES:
   Capital lease obligations incurred                   $    281    $     58    $     --
                                                        ========    ========    ========
   Fair market value of common stock issued for
    acquisitions                                        $  1,636    $     45    $  3,760
                                                        ========    ========    ========
   Unrealized gain on marketable securities             $      -    $    100    $    297
                                                        ========    ========    ========
   Loan payable issued for acquisition                  $    150    $     23    $     --
                                                        ========    ========    ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997
                 (in thousands, except share and per share data)

1. ORGANIZATION AND BUSINESS:

The Company

Advanced Health Corporation ("AHC") and subsidiaries (collectively, the "Company") provide physician groups and networks with professional practice and network management services and clinical information systems and services. The Company's wholly-owned subsidiary was incorporated on August 27, 1993 as Med-E-Systems Corporation, and was engaged at inception to design and develop clinical information systems for physician users. Effective August 1995, Med-E-Systems Corporation became a wholly-owned subsidiary of AHC, an entity incorporated in March 1995, through a stock-for-stock transfer in which preferred and common shareholders of Med-E-Systems Corporation exchanged their interests for the same amounts and classes of preferred and common stock in AHC as those then outstanding in Med-E-Systems Corporation. The Company was subsequently merged with and into Majean, Inc. (Note 3), a Delaware corporation, and the surviving corporation changed its name to Advanced Health Corporation.

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

Formation of Management Service Organizations

The Company has established Management Service Organizations ("MSOs") by forming majority owned subsidiaries to facilitate the provision of management services to physician practice and network clients.

In the three years ended December 31, 1997, the Company obtained a 51% interest in each of one, five and eight newly formed MSOs, respectively, whereby the Company acquired these interests as part of the formation of the MSOs and concurrent with the signing of long-term management services agreements between the MSOs and physician practices.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of AHC and its wholly-owned subsidiaries, Advanced Health Management Corporation ("AHM"), Advanced Health Med-E-Systems

Corporation ("MES"), Bukstel & Halfpenny, Inc. ("B&H") and the MSOs discussed in
Note 1. The consolidated financial statements for 1995 include the results of operations of the Company, including other entities formed or acquired from their formation or acquisition during those years, through December 31, 1995. The structure of the Company's wholly or majority-owned MSOs presently provides for the Company to receive activity-based fee income from the MSOs for management services provided, and reimbursement from the MSOs for certain expenses incurred, with the result being that there are no profits in the MSO entity for which a minority interest is required to be calculated. Accordingly, the consolidated financial statements do not reflect any minority interest in the operations of the MSOs. In the event that profits remain in MSO entities in the future, minority interests will be reflected in the Company's consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions specifically for the useful lives of capitalized software costs and intangible assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Operating revenues are generated from three principal sources:

(a) Physician Practice Revenues: A physician group practice is a single legal entity comprised of multiple physicians. Through its majority or wholly-owned consolidated MSOs, the Company enters into management services agreements with physician group practices, whereby such physician practices outsource their non-medical and administrative functions to the MSO. Activity-based fees are generated by the MSO through the provision of these outsourced services as well as certain additional management, marketing and information services. Fees for such services are either fixed or based on the level of services provided, as negotiated in the Company's various agreements for the provision of services, and are recognized monthly or as these services are rendered, respectively, based on the terms of the related agreements. The Company's contracts with its physician group practices also include pre-determined incentives which are earned and recognized as revenue in the event that the Company is successful in reducing a physician group practice's administrative overhead as a percentage of collections.

(b) Physician Network Revenues: A physician network is an aggregation of individual physicians and physician groups formed for the purpose of entering into contracts with third-party payors. A physician network enters into a contract with a third-party payor pursuant to which the physicians comprising the network agree to provide medical services to network enrollees in return for a fixed per enrollee fee, known as "capitated" payments, or for a fixed fee paid only on an as incurred basis, known as "case rate" payments. The physician network then enters into a management services agreement with the Company's majority-owned, consolidated MSO, pursuant to which the aggregate capitated or case rate payments are assigned to the MSO. From these payments, the MSO pays a fixed percentage of the capitated or case rate premium to fund all administrative and management services required under the contract. After payment of such administrative and management expenses, the MSO pays the network physicians in return for the physicians' provision of medical services to medical enrollees. Such payments are limited, in the aggregate, to the monies remaining in the MSO after payment of administrative and management expenses. The Company has not earned, recognized or recorded any capitated revenues, and only nominal case rate revenues, in the three years ended December 31, 1997.

(c) Information Systems and Services Revenue: The Company's current business strategy for providing integrated physician practice and network management services includes licensing its information systems and services as a means of ultimately providing a full range of services. In order to generate operating funds and demonstrate the uses of its systems and development capabilities, the Company has licensed, and may continue to license, certain components of its software to third parties.

The Company recognizes revenue from the licensing of its information systems and services (upon installation and acceptance), and from the licensing of its software to third parties (upon delivery). Certain of these third parties provide payment in advance for the development and installation of software, databases and systems. The Company accounts for these advance payments as deferred revenue when received, and recognizes revenue ratably over the period of time during which the software is delivered and services are performed. In December 1991, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 91-1, "Software Revenue Recognition". The Company's revenue recognition policy is in compliance with the provisions of the SOP.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables from the provision of management services to physician practices and networks and information systems and services rendered. The Company has recorded these items in its consolidated financial statements based on their respective fair values.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. Included in the balance at December 31, 1997 is a certificate of deposit that was pledged as collateral on an outstanding letter of credit related to one of the Company's management service agreements (Note 4).

Certificates of Deposit

Certificates of deposit consist of a series of time deposits with maturities greater than three months to one year from December 31, 1997.

Investments in Marketable Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with this pronouncement, the investment and debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Property and Equipment

Property and equipment, consisting primarily of electronic data processing equipment, are stated at cost and depreciated on a straight-line basis over the useful lives of the assets (3 to 5 years). Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

Capitalized Software Costs

The Company develops computer software, which is marketed to third parties. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is established. Any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of such costs is provided using the straight-line basis over the estimated economic life of the products (5 years). The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed. Capitalized software costs were $1,130 and $6,037, respectively for the two years ended December 31, 1997, and are included in other assets in the accompanying consolidated balance sheets.

Computer software amortization charged to expense aggregated $25, $28 and $300, respectively, for each of the three years ended December 31, 1997.

Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, covenants not-to-compete and management contracts are included in intangible assets and are presently being amortized over periods of 4 to 30 years on a straight-line basis. These amortization periods are evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement was adopted by the Company in 1996 and the effect of the adoption was not material to the Company's consolidated financial statements.

Investments in Affiliates

Investments in affiliates represent purchased interest of less than 20% and is accounted for on the cost method. The Company reviews these investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Research and Development

Research and development costs are expensed as incurred by the Company. Research and development expense aggregated $3,157, $2,843 and $770, respectively, for the three years ended December 31, 1997.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on (1) differences between the financial accounting and income tax bases of assets and liabilities, and (2) net operating loss carry-forwards, using enacted tax rates in effect for the years in which the differences and carry-forwards are expected to reverse and be utilized, respectively (Note 13).

Net Income (Loss) Per Common Share

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                      Net Income
                                                                      (Loss) Per
                                                 Net Income   Common    Common
                                                   (Loss)     Shares    Share
                                                   ------     ------    -----
For the Year Ended December 31, 1995
Basic EPS
  Net loss attributable to common stock          $  (5,707)  3,419,638  $(1.67)
  Effect of dilutive securities: stock options          --          --     --
                                                 ---------   ---------  -----

Diluted EPS
  Net loss attributable to common stock          $  (5,707)  3,419,638  $(1.67)
                                                 =========   =========  =====

For the Year Ended December 31, 1996
Basic EPS
  Net loss attributable to common stock          $  (1,465)  5,149,207  $(0.28)
  Effect of dilutive securities: stock
   options and warrants                                 --          --     --
                                                 ---------   ---------  -----

Diluted EPS
  Net loss attributable to common stock          $  (1,465)  5,149,207  $(0.28)
                                                 =========   =========  =====

For the Year Ended December 31, 1997
Basic EPS
  Net income attributable to common stock        $   7,158   7,872,204  $0.91
  Effect of dilutive securities: stock
   options and warrants                                 --   1,018,652  (0.10)
                                                 ---------   ---------  -----

Diluted EPS
  Net income attributable to common stock and
   assumed options exercises                     $   7,158   8,890,856  $0.81
                                                 =========   =========  =====

Diluted EPS for 1995 and 1996 does not include the impact of stock options and warrants then outstanding as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation

In 1996, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to provide the necessary pro-forma disclosures as if the fair value method had been applied (Note 12).

New Accounting Pronouncements

On October 27, 1997, the AICPA issued SOP 97-2 "Software Revenue Recognition". This new SOP supersedes SOP 91-1. SOP 97-2 applies to all entities that earn revenue by licensing, selling, leasing or otherwise marketing computer software. It does not apply to revenue earned on products or services when the software contained in those products or services is incidental to the products or services as a whole. SOP 97-2 requires that revenue be allocated to each product or service upon a high threshold of "vendor-specific objective evidence" and deferred until all of the following four criteria are met for that particular product or service: (1) persuasive evidence of an agreement must exist, (2) delivery must have occurred, (3) the vendor's fee must be fixed or determinable, and (4) collectibility must be probable. The SOP is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is acceptable, but must commence at the beginning of either
(a) a fiscal year, or (b) an interim period. The provisions of SOP 97-2 are to be adopted on a prospective basis. Retroactive application is prohibited. The Company does not expect the adoption of SOP 97-2 to have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. ACQUISITION OF BUSINESSES:

Acquisitions

The transaction with Majean, Inc. described in Note 1 was accounted for as a purchase through the issuance of 543,564 shares of the Company's stock to the shareholders of Majean, Inc., who were not previously affiliated with the Company, for an aggregate purchase price of $1,368. Additionally, options to purchase 283,010 shares of common stock at $.0112 per share were issued as part of this transaction. These options are only exercisable, as contingent consideration, upon the achievement of certain capitalization levels related to regulatory requirements. The entire purchase price of this acquisition has been allocated to intangible assets in the accompanying consolidated balance sheets, as will any contingent consideration which arises due to the option described above, based on a twenty-year contract with a MSO, which was contributed to Majean, Inc. by its shareholders upon its formation immediately prior to the transaction. Accordingly, this intangible asset is being amortized over a period of twenty-years.

In 1997, as a result of the achievement of certain targeted operating goals, as defined in previous purchase agreements, certain related parties exercised warrants for 72,196 shares of the Company's common stock valued at $1,354, which represents the difference between the market value of the stock at the date of exercise ($23.13 per share) and the value at the date of grant ($4.38 per share) and the Company issued 33,966 shares of common stock at a value of $21 per share for a total value of $713. These amounts have been recorded as adjustments to the original purchase prices and accordingly included in intangible assets as goodwill in the accompanying consolidated balance sheet.

During 1997, the Company acquired certain assets of a B&H clinical information technology company for $306 in cash, 66,201 shares of common stock ($21.81 per share) and options for the purchase of 12,012 shares ($21 per share) of the Company's common stock, for an aggregate purchase price of $2,000. Furthermore, the B&H purchase agreement calls for the issuance of an additional 114,613 shares of common stock, as contingent consideration.

The Company records the effect of the contingent consideration, if any, related to these acquisitions based upon the provisions of Emerging Issues Task Force Issue 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination", which sets forth the criteria for determining the allocation of contingent consideration as either additional purchase price or compensation expense. These criteria provide for the recognition of contingent consideration, as opposed to compensation expense, upon the exercisability, if any, of such options and warrants where relevant facts and circumstances, such as continued employment of the sellers, components of the selling shareholder group, reasons for contingent payments and other agreements and issues, indicate that such accounting is warranted. Management of the Company believes that the terms of the acquisitions described above meet the criteria for recognition of contingent consideration.

These acquisitions described above were valued based on, as applicable, either public trading values or on management's estimate of the fair value of common stock at the date of acquisition, which was determined by the Company's management by comparisons to (i) arms-length transactions with unrelated third-parties for the same or similar securities and (ii) an independent third-party appraisal. Costs and the pro forma effects of these transactions have not been presented, as the results are immaterial to the Company's consolidated financial statements taken as a whole.

The stockholders agreements for these MSOs and those MSOs which were formed as described in Note 1, among other issues, (i) restrict the transfer of MSO equity, (ii) provide the terms upon which the MSO can, at the Company's option, be merged with and into a wholly-owned subsidiary of the Company in a transaction in which the physician practice or network will receive stock of the Company in exchange for shares in the MSO, and (iii) grant to the physician practice or network the right to put its equity share in the MSO to the Company within one year of the Company's satisfaction of certain specified targets if the Company has not called its right to acquire those interests within that period. The agreements provide that these call transactions will be paid in the Company's common stock, and put transactions will be paid in cash, and that either transaction, if effected, would be based on an agreed-upon amount at the time of the transaction. The Company will, in the event that these transactions take place, account for such transactions as purchases at the agreed-upon fair market value of the MSO interest being purchased.

4. RELATED PARTY TRANSACTIONS:

Transactions with Officers

In accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company has made loans to certain senior executives of the Company aggregating $430 and $780, which are included in other assets in the accompanying consolidated balance sheets as of December 31, 1996 and 1997, respectively. These loans are due three years from the loan date with interest payable monthly at a rate of 6% per annum.

Transactions with MSOs

In December 1996, one of the MSOs purchased accounts receivable from a physician practice, under the terms of its management services agreement, for an aggregate amount of $4,501, which is included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 1996. In accordance with the agreement, all purchased accounts receivable outstanding after ninety days from the purchase date are to be sold back to the physician practice at face value. In the event that the physician practice is unable to repurchase the receivables, the aggregate outstanding amount is converted to a loan which is collateralized by outstanding shares of the Company held by the shareholders of the physician practice.

During 1996, a separate MSO made advances aggregating $600, in the ordinary course of business, to a physician practice with which the MSO has a long-term management services agreement. These advances were satisfied subsequent to December 31, 1996, as the physician practice simultaneously assigned certain accounts receivable to the MSO to satisfy the advances and sold additional accounts receivable to the MSO. This amount is included in other current assets in the accompanying consolidated balance sheet as of December 31, 1996. This amount was paid in full during 1997.

In June 1997, in connection with an amendment to the management services agreement with Madison, the Company exchanged approximately $3.8 million of accounts receivable from Madison for an increase in the fees payable by Madison, an increase in the term of the management services agreement from 20 to 30 years and the elimination of Madison's right to terminate the agreement, without cause, prior to the end of the tenth year of the term. This consideration has been allocated to management contracts and will be amortized over the remaining life of the related contract, as amended.

Loans to Affiliates

During 1997, the Company loaned $2,000 to Madison Medical - The Private Practice Group of New York, L.L.P. ("Madison") at the prime rate plus 2%, not to exceed 10%, with interest payable monthly and the outstanding principal payable in twelve monthly installments beginning in January 1998. In connection with this loan, the Company has guaranteed a letter of credit to Madison, in the amount $1,727, by depositing and restricting cash in the same amount in a certificate of deposit with the same financial institution providing that letter of credit. These obligations are secured by the 49% ownership interest in Uptown Physician Management, Inc., an MSO in which the Company has a 51% interest. This amount is included in other assets from affiliates in the accompanying consolidated balance sheet.

In connection with an investment in ACRM, Inc. ("ACRM") (Note 8), the Company loaned ACRM $2,500 at 7% interest, with interest payable monthly and the outstanding principal payable in full in December 1999.

Management of the Company believes that these related party transactions were effected on terms which approximate fair market value

5. INVESTMENTS IN MARKETABLE SECURITIES:

The carrying amounts, gross unrealized gains and losses and estimated market values of investment securities are summarized as follows:

                                              December 31, 1997
                            ----------------------------------------------------
                                            Gross        Gross      Estimated
                              Carrying    Unrealized   Unrealized     Market
                               Amount       Gains       (Losses)      Value
                               ------       -----       --------      -----
     Treasury bills           $ 19,500      $ 215        $    -      $19,715
     Commercial paper            2,000          -             -        2,000
     U.S. Government and
      agencies                   9,793         85             -        9,878
     Corporate bonds             2,492          -            (3)       2,489
                            ----------   --------     ----------   ---------
                              $ 33,785      $ 300        $   (3)     $34,082
                              ========      =====        =======     =======

                                              December 31, 1996
                            ----------------------------------------------------
                                            Gross        Gross      Estimated
                              Carrying    Unrealized   Unrealized     Market
                               Amount       Gains       (Losses)      Value
                               ------       -----       --------      -----
     Commercial paper         $  7,290      $ 100        $    -      $ 7,390
                              ========      =====        ======      =======

The carrying amount and estimated market value of investment securities at December 31, 1997, by contractual maturity, are :

                                                  Estimated
                                      Carrying      Market
                                       Amount       Value
                                      --------     --------
     Due in one year or less          $ 31,293     $ 31,593
     Due after one year through two
      years                              2,492        2,489
                                      --------     --------
                                      $ 33,785     $ 34,082
                                      ========     ========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

6. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                        December 31,
                                                     -------------------
                                                      1996         1997
                                                     ------       ------
      Computer equipment and software                $2,276       $4,484
      Equipment under capital leases                    471          471
      Furniture and fixtures                            272          615
      Leasehold improvements                             43           43
                                                     ------       ------
                                                      3,062        5,613

      Less:  Accumulated depreciation and
       amortization                                   1,009        1,949
                                                     ------       ------
      Property and equipment, net                    $2,053       $3,664
                                                     ======       ======

Depreciation and amortization aggregated $397, $782 and $940, respectively, for the three years ended December 31, 1997.

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

                                                       December 31,
                                                 -----------------------
                                                    1996          1997
                                                    ----          ----
       Management contracts                        $ 1,368       $ 5,131
       Goodwill                                        619         4,644
       Covenants not-to-compete                         20            20
                                                   -------       -------
                                                     2,007         9,795

       Less:  Accumulated amortization                 149           380
                                                   -------       -------
                                                   $ 1,858       $ 9,415
                                                   =======       =======

Amortization aggregated $42, $108 and $231, respectively, for the three years ended December 31, 1997.

8. INVESTMENTS IN AFFILIATES:

Investments in affiliates consist of the following:

                                               December 31, 1997
                                               -----------------
       PatientCare Dynamics, LLC (a)                $  5,000
       ACRM(b)                                         1,000
       Caresoft (c)                                      500
       Peachstate Eye Care, LLC (d)                      500
                                                    ========
                                                    $  7,000
                                                    ========

      (a) On December 30, 1997, the Company purchased Class B Shares and a Warrant equal to $5,000 of PatientCare Dynamics, LLC, a corporation that, among other things, provides technology based support systems and services to health care professionals.

      (b) On September 30, 1997, the Company paid $1,000 for 9.9% preferred stock ownership of ACRM, a corporation that provides advanced cardiovascular research management.

      (c) In June 1997, the Company purchased $500 of Series A Preferred Stock issued by Caresoft, Inc., a corporation that, among other things, develops chronic disease and patient compliance software.

      (d) On November 14, 1997, the Company paid $500 for a 15% interest in Peachstate Eye Care, LLC ("Peachstate"), a corporation engaged in the business of delivery eye and vision care. The Company has the right to purchase the remaining membership interest, or be required by Peachstate to purchase the remaining membership interest, in future years, as stipulated in the Membership Interest Purchase Agreement.

Each of these investments is accounted for under the cost method of accounting for investments.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                                  December 31, 1996
                                                  -----------------
       Accounts payable                                   $ 1,968
       Public stock offering expenses                         245
       Other                                                  651
                                                          -------
             Total accounts payable and accrued
                expenses                                  $ 2,864
                                                          =======

The Company had no individual accrued expenses in excess of 5% of current liabilities as of December 31, 1997.

10. OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

                                                       December 31,
                                                   ---------------------
                                                    1996          1997
                                                    ----          ----
       Deferred revenue                            $   200       $   200
       Capital lease obligations                       212            46
       Other                                            40           119
                                                   -------       -------
                                                   $   452       $   365
                                                   =======       =======

11. BRIDGE FINANCING:

Bridge Financing

On February 28, 1996, the Company entered into an agreement to issue three 8% promissory notes to an investor for an aggregate amount of $3,000. The Company issued one promissory note and received $1,500 upon the closing, issued a second promissory note and received $750 at the second closing date, April 26, 1996, and issued a third promissory note and received the remaining $750 on the third closing date, June 28, 1996. Each note was due on the earlier of the initial public offering of the Company's securities or one year from the respective closing dates. Interest was due quarterly on each of the notes.

In addition, the investor received warrants to purchase 16,757 shares of common stock of the Company at $16.78 per share which expire on June 28, 2001. The exercise price of $16.78 per share was, in the opinion of management, greater than the fair market value of such shares at the date the warrants were issued. The investor also received 8,937 contingent warrants to purchase the Company's stock at $8.39 per share. These contingent warrants were to be exercisable during the period from January 1, 1997 through June 28, 2001 if payment had not been made on the notes by the agreed-upon payment dates described above or if an initial public offering was not consummated prior to January 1, 1997; however, when payments on the notes were made by the specified dates, these contingent warrants were canceled.

The Company also entered into an agreement with the owners of the Company's Series D Convertible Preferred Stock and related warrants (Note 12) for additional bridge financing in the amount of approximately $2,000. This financing was unsecured, bore interest at 9% and expired on the earlier of the consummation of an initial public offering or July 31,1997. On June 19, 1996, the Company issued three promissory notes in the aggregate principal amount of $1 million and on August 13, 1996, the Company issued three additional promissory notes in the aggregate principal amount of $1,000 under this agreement.

12. SHAREHOLDERS' EQUITY:

Common Stock

(a) In 1995, the Company sold 79,780 common shares pursuant to a private placement agreement dated April 21, 1995 for an aggregate of $625. In accordance with this agreement, the holders of these shares have the right, on two occasions, to participate on a "piggy-back" basis in a registration by the Company under the Securities Act of 1933, as amended, subject to certain restrictions, for a period ending on September 30, 2000, and commencing twelve months from the closing of an initial public offering of the securities of the Company.

(b) In October 1996, the Company completed an initial public offering of its common stock. The offering included the sale of 2,300,000 shares of common stock (on a basis which reflected the reverse split described below) at $13 per share plus an underwriters' overallotment of 345,000 shares. Total net proceeds from this offering were $30,483.

(c) In October 1997, the Company completed a second public offering of its common stock. The offering included the sale of 2,000,000 shares of common stock by the Company and 500,000 shares of common stock by existing shareholders, at $22.25 per share plus an underwriters' overallotment of 750,000. Total net proceeds to the Company from this offering were $45,961.

Preferred Stock

Prior to the initial public offering, the Company had 2,000,000 shares of authorized Preferred Stock with a par value of $.01 per share, of which 971,800 shares had been designated and issued as Series A Convertible Preferred Stock and 282,900 shares had been designated and issued as Series B Convertible Preferred. In January 1995, the Company authorized and sold 200,000 shares of Series C Convertible Preferred Stock for $1,500 pursuant to a Private Placement Agreement. In August 1995, the Company authorized and sold 666,360 shares of Series D Convertible Preferred Stock for $4,998 pursuant to a Private Placement Agreement. All of the above shares are not redeemable.

Each individual share of Series A, B, C and D Convertible Preferred Stock was convertible into 1.5 common shares at the holder's option, subject to adjustment for antidilution. Subject to certain provisions, registration rights, as defined in the agreement, may be exercised after the earlier of (1) August 23, 1999, or
(2) the effective date of the first registration statement for a public offering of securities of the Company. Holders of Series B, C and D Convertible Preferred Stock have voting rights. Furthermore, holders of Series D Convertible Preferred Stock have the right to purchase 446,858 shares of Class D Convertible Preferred Stock at $8.39 per share.

Pursuant to the terms of the Series A, B, C and D Convertible Preferred Stock, these securities were converted, on a 1.5 to 1 share basis, to common stock immediately prior to the effective date of the initial public offering.

Stock Splits

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic net income (loss) per share would have been changed to the following pro forma amounts:

                                                    1995        1996       1997
                                                  --------    --------    ------
Net income (loss):                  As Reported   $ (5,707)   $ (1,465)   $7,158
                                    Pro Forma       (5,898)     (1,850)    4,370

Basic net income (loss) per share:
                                    As Reported   $   (1.68)  $   (0.26)  $  .91
                                    Pro Forma         (1.71)      (0.33)     .56

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the 1995 Plan at December 31, 1996 and 1997, and changes during the years then ended, is presented in the table and narrative below:

                                              1996                   1997
                                     ----------------------   ------------------
                                                  Wtd. Avg.            Wtd. Avg.
                                       Shares     Ex Price    Shares   Ex Price
                                     ----------------------   ------------------
Outstanding at beg. of year            888,916      $ 0.17      804,444  $ 1.31
Grant                                  154,733        6.77    1,775,895   16.85
Exercised                              (21,734)       3.71     (352,005)   3.95
Forfeited                             (217,471)       4.17     (140,007)   8.07
                                     ---------                ---------
Outstanding at end of year             804,444        1.31    2,088,327   13.72
                                     =========                =========
Exercisable at end of year             306,511         N/A      282,583    3.03
                                     =========                =========
Weighted average fair value of
  options granted                       $ 3.54         N/A       $ 8.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.2%; expected dividend yields of 0%; expected lives of 3 years; expected stock price volatility of 74%.

13. INCOME TAXES:

Income tax provision (benefit) consists of the following:

                                                 Years Ended December 31,
                                          ------------------------------------
                                             1995         1996        1997
                                             ----         ----        ----
Federal:
  Current                                    $     -      $    -       $   -
  Deferred                                         -        (757)      2,556
State and Local:
  Current                                          -           -           -
  Deferred                                         -        (220)        451
  Adjustment to valuation allowance
   related to opening net deferred tax
   assets                                          -           -      (2,605)
                                             -------     -------      ------
     Total income tax provision (benefit)    $     -      $ (977)     $  402
                                             =======     =======      ======

A reconciliation of the difference between the statutory Federal income tax rate and the Company's effective tax rate for the years ended December 31, 1995, 1996, and 1997 are as follows:

                                                      1995      1996      1997
                                                      ----      ----      ----
     Tax provision (benefit) at statutory
       rate                                             34%       34%       34%
     State and local taxes                               6%        6%        6%
     Loss without benefit                              (40%)      --        --
     Change in valuation allowance for
       opening net deferred tax assets                  --       (40%)     (35%)
                                                      ----      ----      ----
                                                        --        --         5%
                                                      ====      ====      ====

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax asset, net, at December 31, 1997 and 1996 are as follows:

                                                          December 31,
                                                    -----------------------
                                                       1996          1997
                                                       ----          ----
     Net operating loss carryforward                  $ 3,511       $ 2,132
     Exercise of stock options                             --         1,360
     Allowance for doubtful accounts                       84           264
     Amortization                                         380           238
     Deferred revenue                                     160            80
     Other                                                (11)           18
                                                      -------       -------
                                                        4,124         4,092
   Less: Valuation allowance                           (3,147)            -
                                                      -------       -------
           Total current deferred income taxes, net   $   977       $ 4,092
                                                      =======       =======

At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") available to offset taxable income of approximately $4,900 expiring in varying amounts through 2011. In 1997, management of the Company determined that, more likely than not, its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for 1997. The determination that the net deferred tax asset of $4,092 at December 31, 1997 is realizable is based on the Company's profitability during 1997. Deferred tax assets of approximately $1,360, all of which are related to tax benefits associated with the exercise of stock options, did not result in a tax benefit in the accompanying consolidated statements of operations but, rather, increase additional paid in capital.

14. COMMITMENTS:

The Company leases certain office space for its operations. Leases for this space expire through 2002 and call for annual rent, with immaterial escalations through the end of the leases.

The Company has also entered into several operating leases for office equipment.

Future minimum payments for operating leases at December 31, 1997 are as follows:

       Year ending December 31,
       ------------------------
       1998                            $   969
       1999                              1,158
       2000                                787
       2001                                820
       2002 and thereafter                 239

Rent expense was $126, $630 and $443, respectively, for the three years ended December 31, 1997.

Employment Agreements

During 1997, the Company entered into employment agreements with the following four employees: (1) the Chairman of the Board and Chief Executive Officer, (2) Vice Chairman and Director, (3) President and Chief Operating Officer and (4) Executive Vice President and Chief Information Officer. The employment agreements provide for initial base salaries of $220, $220, $200, and $174 respectively. The employees are also entitled to receive discretionary bonuses. The employment agreements provide for a three-year term that is automatically renewable for successive one-year terms unless either party gives prior written notice of its intent not to renew.

15. LITIGATION:

On May 22, 1997, a shareholder commenced an action against the Company and certain of its executives in the United States District Court for the Southern District of New York. The action relates to: (i) employment Agreement dated April 1, 1996 between the Company and the shareholder and (ii) an Asset Purchase Agreement dated April 1, 1996, among the Company, the shareholder, and a company previously owned by the shareholder. Plaintiffs have asserted claims against all defendants for alleged violations of the Exchange Act, common law fraud and fraudulent inducement, and against the Company for breach of contract. Plaintiffs' complaint seeks both damages and equitable relief. The Company believes that each of the plaintiffs' claims is without merit, and it intends to defend against the action vigorously.

On September 23, 1997, the Company commenced an action against a customer to collect $1,000 owed by the customer to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"), between the customer and the Company. On October 1, 1997, the customer filed an answer to this lawsuit and asserted various counterclaims against the Company, in which the customer alleges that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As relief, the customer seeks a declaratory judgment that the customer is not obligated to make the $1,000 payment, as well as unspecified damages. The Company believes that the customer defenses and counterclaims are without merit.

From time to time, the Company is involved in litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have material adverse effect on the Company's business, results of operations or financial condition.

                                                       SUPPLEMENTAL SCHEDULE II



                                                                      (in thousands)

                                                                            Additions
                                                                            ----------
                                                    Balance at    Charged to      Charged to                         Balance at
                                                     beginning      cost and         other                             end
           Description                               of period      expenses        accounts      Deductions          of period
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1995 Allowance for Doubtful Accounts    $      -     $         -     $          -     $          -     $          -
             1996 Allowance for Doubtful Accounts    $      -     $       210     $          -     $          -     $        210
             1997 Allowance for Doubtful Accounts    $    210     $       450     $          -     $          -     $        660
                                                     =============================================================================


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Advanced Health Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advanced Health Corporation included in this annual report on Form 10-K and have issued our report thereon dated March 19, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP


New York, New York
March 19, 1998

                                  EXHIBIT INDEX

Exhibit No. Description of Exhibit                                         Page

**3.1       Restated Certificate of Incorporation of the Registrant

**3.2       By-laws of the Registrant

+**10.1 Management Services Agreement dated as of December 11, 1995, between Madison Medical -- The Private Practice Group of New York, L.L.P. and Uptown Physician Management, Inc.

**10.2 Stockholders' Agreement dated as of December 11, 1995, among Uptown Physician Management, Inc. and certain stockholders

+**10.3 Management Services Agreement dated as of August 7, 1995, among Advanced Heart Institute of New York, P.C., Valavanur A. Subramanian, M.D., Jeffrey Moses M.D. and Majean Sub 2, Inc.

+**10.4 Management Services Agreement dated as of July 1, 1996, between Specialist Physicians Management, Inc. and Cardiology First of New Jersey, P.A.

**10.5 Stockholders' Agreement dated as of July 1, 1996 among Specialist Physicians Management, Inc., Specialist Physicians MSO, L.L.C. and Advanced Health Management Corporation.

+**10.6 Management Services Agreement dated as of July 1, 1996 between Diamond Physician Management, Inc. and Long Island
            Interventional Cardiology.

**10.7 Tarrytown, New York Office Lease Agreement dated November 30, 1995, between Tarrytown Corporate Center IV, L.P. and the Registrant.

**10.8 First Amendment to Lease Agreement between Reckson Operating Partnership, LP, as Owner, and the Registrant, as Tenant

**10.9 Chicago Office Lease Agreement dated December 8, 1995, between Adams Family, L.L.C. and the Registrant

*10.10 Fort Washington Lease Agreement dated November 13, 1997, between Comdrive Associates, L.P. and Registrant as Tenant

*10.11 Hawthorne Lease Agreement dated January 8, 1998, between United Parcel Service, Inc. and Registrant as Tenant

**10.12     Form of Director Indemnification Agreement

**10.13     Employment Agreement between the Registrant and Jonathan
            Edelson, M.D.

**10.14     Employment Agreement between the Registrant and Steven
            Hochberg

**10.15     Employment Agreement between the Registrant and Alan B.
            Masarek

****10.16   Employment Agreement between the Registrant and Robert Alger

*10.17      Employment Agreement between the Registrant and Michael P.
            Rogers

**10.18     Amended and Restated Advanced Health Corporation 1995 Stock
            Option Plan

**10.19     Employee Stock Purchase Plan

**11.1      Earnings Net Loss Per Common Share Computation

**21        List of Subsidiaries

*23.2       Consent of Arthur Andersen LLP

*27         Financial Data Schedule

*     Filed herewith.
**    Filed as an exhibit to the Registrant's Registration Statement on Form
S-1, as amended (Registration No. 333-06283), Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-35115), and Registrant's Form 10-K, dated March 30, 1997 incorporated herein by reference. + Portions of such exhibit have been deleted therefrom pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, and confidential treatment has been granted therefor.