Form 10-Q
period 1998-03-31
ADVANCED HEALTH CORP
filed 1998-05-15
CIK 1002628

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period __________________ to
      _________________________.

                        Commission File Number: 0-21209

                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3893841
  (State or other jurisdiction                        (IRS Employer
or incorporation or organization)                 Identification No.)

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

                                Yes |X| No |_|


As of May 8, 1998, there were 10,009,694 shares outstanding of the registrant's Common Stock, $.01 par value.

-------------------------------------------------------------------------------

                           ADVANCED HEALTH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
--------------------------------------------------------------------------------

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets -
          March 31, 1998 (unaudited) and December 31, 1997....................1

          Consolidated Statement of Operations-
          Three months ended March 31, 1998 and 1997 (unaudited)..............2

          Consolidated Statements of Cash Flows-
          Three months ended March 31, 1998 and 1997 (unaudited)..............3

          Notes to Consolidated Financial Statements..........................4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................6

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........9

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................9

SIGNATURES....................................................................10

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                As Of
                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
                                                       (unaudited)
    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $ 15,543      $  7,534
    Certificates of deposit                               10,971         5,398
    Investments in marketable securities                  16,785        34,082
    Accounts receivable, net                              16,468        11,059
    Deferred income taxes                                  3,240         4,093
    Other current assets                                   1,329           736
                                                        ----------------------
       Total current assets                               64,336        62,902
PROPERTY AND EQUIPMENT, net                                4,092         3,664
INTANGIBLE ASSETS, net                                     9,317         9,415
INVESTMENTS IN AFFILIATES                                  7,000         7,000
OTHER ASSETS                                              12,847        11,377
                                                        ----------------------
       Total assets                                     $ 97,592      $ 94,358
                                                        ======================


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses               $  1,386      $    933
    Other current liabilities                                 61           325
                                                        ----------------------
       Total current liabilities                           1,447         1,258
DEFERRED REVENUE                                             150             0
                                                        ----------------------
       Total liabilities                                   1,597         1,258
                                                        ----------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding
    Common stock, $.01 par value;
       15,000,000 shares authorized;
       10,009,964 and 9,869,719 shares issued and
       outstanding, respectively                             100            99
    Additional paid-in capital                            96,507        95,976
    Accumulated deficit                                     (715)       (3,084)
    Unrealized gain on marketable securities,
       net of deferred income taxes                          178           184
    Less: Treasury stock, at cost (8,937 and 8,937
       shares, respectively)                                 (75)          (75)
                                                        ----------------------
       Total shareholders' equity                         95,995        93,100
                                                        ======================
       Total liabilities and shareholders'
         equity                                         $ 97,592      $ 94,358
                                                        ======================

  The accompanying notes are an integral part of these consolidated statements.


                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                   For the Three Months Ended
                                                   --------------------------
                                                     March 31,     March 31,
                                                       1998          1997
                                                       ----          ----
REVENUE                                              $24,204        $10,007
COST OF REVENUES                                      18,503          7,401
                                                     ----------------------
       Gross profit                                    5,701          2,606
OPERATING EXPENSES                                     2,843          2,082
                                                     ----------------------
       Operating income                                2,858            524
OTHER INCOME, Net                                        812            202
                                                     ----------------------
       Net income before taxes                         3,670            726
PROVISION FOR INCOME TAXES                             1,301             66
                                                     ======================
       Net income                                    $ 2,369        $   660
                                                     ======================

PER SHARE
    INFORMATION
Net income per share:
    Basic                                            $  0.23        $  0.09
    Diluted                                          $  0.21        $  0.08

Common shares used in computing per share amounts:
    Basic                                             10,082          7,169
    Diluted                                           11,041          8,407


  The accompanying notes are an integral part of these consolidated statements.


                                     (2)

                                                             For the Three
                                                              Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
                                                             1998       1997
                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $  2,369    $    660
    Adjustments to reconcile net income to net cash
       used in operating activities
       Depreciation and amortization                           707         228
       Deferred income taxes                                   853          --
       Changes in operating assets and liabilities
          Accounts receivable                               (5,409)     (6,253)
          Other current assets                                (593)         70
          Advances to affiliates                                --      (1,947)
          Other assets                                        (129)     (1,328)
          Accounts payable and accrued expenses                453         582
          Other current liabilities                           (247)          0
          Deferred revenue                                     150         (50)
                                                          --------------------
             Net cash used in operating activities          (1,846)     (8,038)
                                                          --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Other assets                                            (1,658)         --
    Net investment in certificates of deposit               (5,573)         --
    Net proceeds from investment in marketable securities   17,291          --
    Purchases of property and equipment, net                  (720)       (247)
                                                          --------------------
             Net cash provided by (used in)
             investing activities                            9,340        (247)
                                                          --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale and issuance of common stock          1          --
    Net proceeds from exercise of stock options                531           9
    Repayment of capital lease obligations                     (17)        (62)
                                                          --------------------
             Net cash provided by (used in)
             financing activities                              515         (53)
                                                          --------------------
             Net change in cash and cash equivalents         8,009      (8,338)
CASH AND CASH EQUIVALENTS, beginning of period               7,534      12,086
                                                          ====================
CASH AND CASH EQUIVALENTS, end of period                  $ 15,543    $  3,748
                                                          ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for:
       Interest                                           $      2    $      4
                                                          ====================
       Income Taxes                                       $  1,301    $     66
                                                          ====================



      The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                      (in thousands, except per share data)
                                   (unaudited)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1997 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. Certain prior period expenses have been reclassified to conform to the 1998 presentation. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.

2. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.


                                       (4)

            A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                     Net
                                                                                 Income (Loss)
                                                   Net Income         Common      Per Common
                                                     (Loss)           Shares         Share
                                                     ------           ------         -----

For the Three Months Ended March 31, 1997
 Basic EPS
       Net income attributable to common stock      $    660        7,169,444       $ 0.09
       Effect of dilutive securities:
           Stock options and warrants                               1,237,468       $(0.01)
                                                    --------       ----------      -------

 Diluted EPS
       Net income attributable to common stock
            and assumed options exercises           $    660        8,406,912       $ 0.08
                                                    ========       ==========      =======

 For the Three Months Ended March 31, 1998
 Basic EPS
       Net income attributable to common stock      $  2,369       10,081,782       $ 0.23
       Effect of dilutive securities:
           Stock options and warrants                                 959,247       $(0.02)
                                                    --------       ----------      -------

 Diluted EPS
       Net income attributable to common stock
            and assumed options exercises           $  2,369       11,041,029       $ 0.21
                                                    ========       ==========      =======


3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                1998                  1997
                                                ----                  ----
Net income                                    $2,369                  $660
Unrealized gains on marketable
securities, net of $118 and $40
income tax                                       178                    60
                                              ------                  ----
Comprehensive Income                          $2,547                  $720
                                              ======                  ====


                                      (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices and physician networks. The Company also develops and provides health care information technology solutions, including electronic commerce and disease management tools, for use by integrated delivery systems and other managed care organizations. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices, (ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to long term agreements with its Management Services Organizations (each, a "MSO") the financial results of such MSOs are included in the Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 1998 and 1997

Net revenue for the three months ended March 31, 1998 increased to $24.2 million from $10.0 million in the comparable period ended March 31, 1997, primarily as a result of the addition of new physician group practices under management, provision of incremental network management services and fees for the use and support of clinical information systems. The provision of physician group practice management and related services and network management services accounted for approximately $21.1 million of the Company's net revenue for the three months ended March 31, 1998 as compared to $6.6 million in the comparable period ended March 31, 1997. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $3.1 million for the three months ended March 31, 1998, as compared to $3.4 million in the comparable period ended March 31, 1997.

Cost of revenues for the three months ended March 31, 1998 increased to $18.5 million from $7.4 million for the comparable period ended March 31, 1997. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices under management.

Operating expenses for the three months ended March 31, 1998 increased to $2.8 million from $2.1 million for the comparable period ended March 31, 1997 and included approximately $.6 million and $.2 million of research and development costs, respectively. The increase in operating expenses reflected costs related to the incremental provision of physician group practice management and related services.

Other income,net for the three months ended March 31, 1998 was $.8 million as compared to $.2 million for the comparable period ending March 31, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's follow-on and initial public offering ("IPO") and operating cash.


                                       (6)

Provision for income taxes represents the net effect of a full forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income.

The net income for the three months ended March 31, 1998 was $2.4 million compared to net income of $.7 million for the three months ended March 31, 1997 due to the factors described above.

Liquidity and Capital Resources

Effective October 7, 1997, the Company completed its follow-on offering of 2,250,000 shares of Common Stock, including the underwriters' over-allotment option. The follow-on offering generated proceeds to the Company of approximately $46.0 million, net of underwriting expenses.

For the three months ended March 31, 1998, the Company had negative cash flow from its operating activities of $1.8 million, compared with a negative $8.0 for the comparable period ended March 31, 1997. Net cash provided by investing activities was $9.3 million for the three months ended March 31, 1998, principally attributable to the proceeds received from marketable securities that were sold, or matured, and invested in cash equivalents. This was offset by investments in certificates of deposit, purchases of property and equipment and capitalized software development costs. Net cash used in investing activities was ($.2) million for the comparable period ended March 31, 1997, relating to the purchase of property and equipment. Net cash provided by (used in) financing activities was $.5 million for the three months ended March 31, 1998 principally attributable to net proceeds from the exercise of incentive stock options. Net cash provided by (used in) financing activities for the three months ended March 31, 1997 was ($.1) million, and related primarily to the repayment of capital lease obligations.

The Company's operating plan for the remainder of 1998 includes continued development of the Company's integrated management services and clinical information systems. The principal categories of expenditures include research and development of the Company's clinical information systems as well as ongoing business development and marketing. The Company believes that the net proceeds of the follow-on offering together with other cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least mid 1999. Subsequent to March 31, 1998, the Company acquired Integrated Medical Management, Inc., a physician management company, that provides services complimentary to that which the Company currently provides and made an additional investment in an affiliated entity that the Company previously had a minority interest. The Company has no other planned material capital expenditures or capital commitments.

From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complimentary to those of the Company.


                                       (7)

Year 2000

The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has not completed its assessment of compliance issues for the Company's proprietary software products for its computer systems (both hardware and software), for equipment ancillary to the Company's business that contains computers or computer chips, for the computer systems of other entities with which the Company does business. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance.

The Company expects to complete its full assessment of the Year 2000 issue no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. As part of the Year 2000 assessment, the Company expects to communicate with all of its physician practices and networks, as well as suppliers and third parties with which the Company does business, to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's systems. Year 2000 modifications and assessments are based on managements' best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee the estimates and assessments will be achieved or come to pass, and actual results could differ materially from those anticipated.

                                       (8)

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.

PART  II - Other Information

ITEM  1. Legal Proceedings

            On September 23, 1997, the Company commenced an action against Synetic, Inc. ("Synetic") entitled Advanced Health Med-E-Systems Corporation v. Synetic, Inc. in the Supreme Court of the State of New York to collect $1 million owing by Synetic to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"), between Synetic and the Company, with respect to E-RxTM. On October 1, 1997, Synetic filed an answer to this lawsuit and asserted various counterclaims against the Company, in which Synetic alleges that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As relief, Synetic seeks a declaratory judgment that Synetic is not obligated to make the $1 million payment, as well as unspecified damages. The Company believes that Synetic's defenses and counterclaims are without merit.

            From time to time, the Company is involved in litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have material adverse effect on the Company's business, results of operations or financial condition.


                                       (9)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


May 15,1998                                ADVANCED HEALTH CORPORATION


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


                                       By: /s/ MICHAEL W. ROGERS
                                           ------------------------------------
                                           Michael W. Rogers
                                           Executive Vice President,
                                           Chief Financial and
                                           Corporate Development Officer
                                           (Principal Financial and Accounting
                                           Officer)


                                      (10)