Form 10-Q
period 1998-06-30
ADVANCED HEALTH CORP
filed 1998-08-13
CIK 1002628

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period__________________ to_________________________.

                         Commission File Number: 0-21209

                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3893841
(State or other jurisdiction or                       (IRS Employer
 ncorporation or organization)                       Identification No.)

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

                                 Yes |X| No |_|

As of August 11, 1998, there were 10,066,577 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                           ADVANCED HEALTH CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets -
          June 30, 1998 (unaudited) and December 31, 1997 ....................1

          Consolidated Statement of Operations-
          Three and six months ended June 30, 1998 and 1997 (unaudited).......2

          Consolidated Statements of Cash Flows-
          Six months ended June 30, 1998 and 1997 (unaudited).................3

          Notes to Consolidated Financial Statements..........................4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........13

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................13

ITEM 4.   Submission of Matter to Vote of Security Holders...................14

SIGNATURES...................................................................15

PART I -- FINANCIAL INFORMATION

ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           As Of
                                                                   June 30,   December 31,
                                                                     1998         1997
                                                                     ----         ----
                                                                 (unaudited)
     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $16,111       $7,534
     Certificates of deposit                                          5,962        5,399
     Investments in marketable securities                            10,933       34,082
     Accounts receivable, net                                         9,677       11,059
     Deferred income taxes                                                0        4,092
     Other current assets                                             1,608          736
                                                                -------------------------
         Total current assets                                        44,291       62,902
PROPERTY AND EQUIPMENT, net                                           5,642        3,664
INTANGIBLE ASSETS, net                                               17,975        9,415
INVESTMENTS IN AFFILIATES                                            12,565        7,000
OTHER ASSETS                                                         12,716       11,377
                                                                -------------------------
         Total assets                                               $93,189      $94,358
                                                                =========================

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $6,173         $933
     Other current liabilities                                        1,955          325
                                                                -------------------------
         Total current liabilities                                    8,128        1,258
DEFERRED REVENUE                                                        100
LONG TERM DEBT                                                          151
CAPITAL LEASE OBLIGATIONS                                               226            -
                                                                -------------------------
         Total liabilities                                            8,605        1,258
                                                                -------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
         5,000,000 shares authorized; 0 shares issued
         and outstanding
     Common stock, $.01 par value; 15,000,000
         shares authorized; 10,056,647 and 9,869,719
         shares issued and outstanding, respectively                    100           99
     Additional paid-in capital                                     101,410       95,976
     Accumulated deficit                                            (17,029)      (3,084)
     Unrealized gain on marketable securities,
         net of deferred income taxes                                   178          184
     Less: Treasury stock, at cost
         (8,937 and 8,937 shares, respectively                          (75)         (75)
                                                                -------------------------
         Total shareholders' equity                                  84,584       93,100
                                                                -------------------------
         Total liabilities and shareholders' equity                 $93,189      $94,358
                                                                =========================

      The accompanying notes are an integral part of these consolidated statements.


                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         For the                    For the
                                                   Three Months Ended          Six Months Ended
                                                ------------------------     -------------------
                                                   June 30,     June 30,   June 30,    June 30,
                                                     1998         1997       1998        1997
                                                     ----         ----       ----        ----
REVENUE                                            $ 16,793    $ 13,021   $ 40,997    $ 23,028
COST OF REVENUES                                     18,761       9,908     37,264      17,309
                                                ------------------------  ----------------------
         Gross profit/(loss)                         (1,968)      3,113      3,733       5,719
OPERATING EXPENSES                                   10,800       2,103     13,643       4,185
RESTRUCTURING CHARGE                                    854           0        854           0
                                                ------------------------  ----------------------
         Operating income/(loss)                    (13,622)      1,010    (10,764)      1,534
OTHER INCOME, Net                                       724         141      1,536         343
                                                ------------------------  ----------------------
         Net income/(loss) before taxes             (12,898)      1,151     (9,228)      1,877
PROVISION FOR INCOME TAXES                            3,416           0      4,717          66
                                                ------------------------  ----------------------
         Net income/(loss)                         ($16,314)   $  1,151   ($13,945)   $  1,811
                                                ========================  ======================


PER SHARE
     INFORMATION
Net income/(loss) per share:
     Basic                                         ($  1.63)   $   0.16   ($  1.40)   $   0.25
     Diluted                                       ($  1.63)   $   0.14   ($  1.40)   $   0.22

Common shares used in computing per
  share amounts:
     Basic                                           10,033       7,236      9,979       7,202
     Diluted                                         10,033       8,338      9,979       8,190

      The accompanying notes are an integral part of these consolidated statements.


                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                For the Six Months Ended
                                                                -------------------------
                                                                   June 30,     June 30,
                                                                     1998         1997
                                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                            $ (13,945)     $ 1,811
     Adjustments to reconcile net income to net cash
         used in operating activities
         Depreciation and amortization                                1,427          483
         Deferred income taxes                                        4,093            -
         Allowance for doubtful accounts                                238            -
         Changes in operating assets and liabilities
             Accounts receivable                                      1,144          767
             Other current assets                                      (872)          (2)
             Advances to affiliates                                       -         (125)
             Other assets                                                 -       (2,085)
             Accounts payable and accrued expenses                    5,239         (200)
             Other current liabilities                                1,646            -
             Deferred revenue                                           100         (100)
                                                                -------------------------
                 Net cash (used in) provided by
                   operating activities                                (930)         549
                                                                -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                                    (1,339)           -
     Minority investment in affiliated entities                      (5,565)        (500)
     Net investment in certificates of deposit                         (563)           -
     Net proceeds from investment in marketable securities           23,149            -
     Advances to affiliates                                               -       (2,600)
     Investment in affiliate                                              -       (3,763)
     Intangible assets                                               (4,307)           -
     Purchases of property and equipment, net                        (2,537)      (1,020)
                                                                -------------------------
                 Net cash provided by (used in)
                   investing activities                               8,838       (7,883)
                                                                -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale and issuance of common stock                  -            -
     (Repayment of) proceeds from loans payable related
       to acquisitions                                                    -          (23)
     Net proceeds from exercise of stock options                        684          270
     Repayment of capital lease obligations                             (15)        (159)
                                                                -------------------------
                 Net cash provided by financing activities              669           88
                                                                -------------------------
                 Net change in cash and cash equivalents              8,577       (7,246)
CASH AND CASH EQUIVALENTS, beginning of period                        7,534       12,086
                                                                -------------------------
CASH AND CASH EQUIVALENTS, end of period                          $  16,111      $ 4,840
                                                                =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for:
         Interest                                                 $      27      $     7
                                                                =========================
         Income Taxes                                             $     647      $    66
                                                                =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Fair market value of Common Stock issued for acquisitions         $   4,750      $     -
                                                                =========================

         The accompanying notes are an integral part of these consolidated statements.


                                       (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1997 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited consolidated financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.

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


                                       (4)

A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                            Net
                                                                        Income (Loss)
                                                Net Income    Common     Per Common
                                                (Loss)        Shares        Share
                                                ------        ------        -----
For the Three Months Ended June 30, 1997
Basic EPS
      Net income attributable to common stock   $    1,151     7,235,908   $   0.16
      Effect of dilutive securities:
          Stock options and warrants                           1,102,368   $  (0.02)
                                                ----------     ---------   ---------

Diluted EPS
      Net income attributable to common stock
           and assumed option exercises         $    1,151     8,338,276   $   0.14
                                                ===========    =========   =========

For the Three Months Ended June 30, 1998
Basic EPS
      Net (loss) attributable to common stock   $  (16,314)   10,033,306   $  (1.63)
      Effect of dilutive securities:
          Stock options and warrants                                       $  (0.00)
                                                ----------     ---------   ---------

Diluted EPS
      Net income attributable to common stock
           and assumed option exercises         $  (16,314)   10,033,306   $  (1.63)
                                                ===========    =========   =========

For the Six Months Ended June 30, 1997
Basic EPS
      Net income attributable to common stock   $    1,811     7,201,600   $   0.25
      Effect of dilutive securities:
          Stock options and warrants                             988,132   $  (0.03)
                                                ----------     ---------   ---------

Diluted EPS
      Net income attributable to common stock
           and assumed option exercises         $    1,811     8,189,732   $   0.22
                                                ===========    =========   =========

For the Six Months Ended June 30, 1998
Basic EPS
      Net (loss) attributable to common stock   $  (13,945)    9,978,777   $  (1.40)
      Effect of dilutive securities:
          Stock options and warrants                                       $  (0.00)
                                                ----------     ---------   ---------

Diluted EPS
      Net income attributable to common stock
           and assumed option exercises         $  (13,945)    9,978,777   $  (1.40)
                                                ===========    =========   =========


                                       (5)

3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                             For the Three Months Ended June 30,
                                             -----------------------------------
                                                     1998             1997
                                                     ----             ----
Net income/(loss)                                 $(16,314)        $  1,151
Unrealized gains on marketable
securities, net of $118 and $40
income tax                                             178               60
                                                  ---------        --------

Comprehensive Income                              $(16,136)        $  1,211
                                                  =========        ========

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                     1998             1997
                                                     ----             ----
Net income/(loss)                                 $(13,945)        $  1,811
Unrealized gains on marketable
securities, net of $118 and $40
income tax                                             178               60
                                                  ---------        --------

Comprehensive Income                              $(13,767)        $  1,871
                                                  =========        ========

4. On May 11, 1998 the Company acquired, under a stock purchase agreement, Integrated Medical Management, Inc.("IMM") a physician management company focused on the hospital system-affiliated physician marketplace. IMM provides services which are complimentary to that which the Company currently provides. The purchase price of $6.6 million consisted of cash ($1.6 million) with the balance paid with the Company's stock.

5. The Company had previously recorded a deferred tax asset based on the Company's expectations with regard to future taxable income. Based on the current operating loss and net operating loss carryforwards ("NOLs") available to offset taxable income, the Company has taken a reserve against the previously recorded deferred tax benefit as it is more likely than not, that this asset will be realized.

6. The Company is restructuring both its management services and information technology businesses. The management services component will be restructured into an outsourcing services provider, three strategies resulting from the restructuring will be,: (i) better alignment of business lines with customers, (ii) greater emphasis on hospitals and large group customers, and (iii) more flexible service offerings.
      The information technology unit be restructured to place increased focus on product development and sales in areas such as electronic laboratory and prescription management while limiting product development efforts that do not benefit its work on electronic laboratory and prescription management. In addition, as part of its restructuring action, the Company has initiated broad headcount reductions in both business units as well as cuts in discretionary spending. A total of $9.6 million was incurred for non-recurring expenses, restructuring charges and non-capitalized software development costs.


                                      (6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Advanced Health Corporation (the "Company") provides a full range of integrated management services and clinical information systems to physician group practices, hospitals and provider networks. The Company also develops and provides health care information technology solutions for use by integrated delivery systems and other managed care organizations. The Company generates revenues from (i) fees for managing and providing consulting services to physician group practices, (ii) fees for managing physician networks and (iii) fees for use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees. The Company contracts with its physician practice and network management clients pursuant to agreements with its Management Services Organizations (each, a "MSO"). The financial results of such MSOs are included in the Consolidated Financial Statements.

For the quarter ended June 30, 1998, the Company reported an operating loss of $13.6 million, including non-recurring operating expenses, restructuring charges and non-capitalizable software development costs totaling $9.6 million. The Company further reported a net loss after tax of $16.3 million, which included a reversal of $3.2 million of deferred tax benefits previously recorded. The Company announced a plan to restructure both its management services and its information technology businesses in order to more effectively serve its customer base of physicians, hospitals and other health care organizations and to improve profitability. The restructuring actions described below contain forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business units.

Management Services Restructuring

The Company's management services business will be restructured into an outsourcing services provider. Three key strategies include:

1) Better Alignment of Business Lines with Customers: Management services will be structured into four business lines to better align its delivery of services to the needs of its customers: management and consulting services for large hospitals to assist them in the management of their affiliated physician groups; management and consulting services for select large independent physician practices; ancillary management and development services for physician group practices and hospitals; and administrative risk management services for Independent Physician Associations (IPAs) and hospital systems.

2) Greater Emphasis on Hospitals and Large Group Customers: The Company intends to place greater focus on hospitals as prospective customers. The Company believes that hospitals have an immediate financial need to better manage the physicians they now employ as a result of practice acquisitions, and they have the incentive to work more effectively with independent community physicians at practices with which they would like to affiliate but not purchase. The Company also believes that hospitals are motivated potential purchasers of its services and, as large business customers, are sophisticated consumers of management and outsourcing business services. The Company is also focusing its marketing efforts on larger independent practices, which the Company believes tend to have more business infrastructure and better governance, enabling them to be more effective and profitable customers versus smaller practices.


                                      (7)

 3) Flexible Service Offerings: The Company plans to change its service offerings to provide customers with more flexibility in how they contract for services. The Company intends to provide a range of service offerings that extends from the complete outsourcing of the management of a physician practice, to management consulting services, to information technology products and services. For new customers, the Company intends to switch from a MSO model to a more flexible outsourcing services model that charges customers a usage-based fee for more discretely defined services.

Information Technology Restructuring

The Company's restructuring of its information technology unit includes placing increased focus on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company will be redirecting its sales efforts to increase sales for its product lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events and better position the Company to benefit from what it believes is the rapidly gaining importance of electronic commerce.

Results of Operations
Three Months Ended June 30, 1998 and 1997

Net revenue for the three months ended June 30, 1998 increased to $16.8 million from $13.0 million in the comparable period ended June 30, 1997, primarily as a result of the addition of new physician group practices under management including the customer revenue derived from the company's recent acquisition of IMM and the provision of incremental network management services. The provision of physician group practice management and related services and network management services accounted for approximately $16.6 million of the Company's net revenue for the three months ended June 30, 1998 as compared to $10.4 million in the comparable period ended June 30, 1997. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $.2 million for the three months ended June 30, 1998, as compared to $2.6 million in the comparable period ended June 30, 1997.

Cost of revenues for the three months ended June 30, 1998 increased to $18.8 million from $9.9 million for the comparable period ended June 30, 1997. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices and networks under management and direct costs associated with providing practice and network management services including physician billing and collection efforts.


                                       (8)

 Operating expenses for the three months ended June 30, 1998 increased to $10.8 million from $2.1 million for the comparable period ended June 30, 1997 and included non-recurring expenses and non-capitalized software development costs of approximately $8.8 million comprised of the following amounts: (i) $3.9 million for bad debts, (ii) $2.1 million for professional fees, (iii) $.4 million for previously terminated employees, (iv) $.9 million for miscellaneous items and (v) $1.5 million of non-capitalized software development costs. The Company is not capitalizing any software development costs in the second quarter ended June 30, 1998. Specifically, with the shortfall in information technology revenues in the second quarter, the Company initiated an evaluation of its various software products and related capitalized costs. While such evaluation is ongoing, no such costs were capitalized in the second quarter. Management expects to complete its evaluation of its software product lines prior to the issuance of its fiscal third-quarter Form 10-Q. Based on the results of this evaluation, management will determine the realizability of its capitalized software assets. As of June 30, 1998, the Company has recorded unamortized capitalized software development costs of approximately $7.1 million. The increase in operating expenses reflect costs related to the incremental provision of physician group practice management and related services and as described above.

Restructuring charges, for the three months ended June 30, 1998 were recorded for approximately $.8 million and represent amounts primarily related to an acquisition (goodwill) the Company made in April 1996 and whereby the Company has decided to exit such business due to market conditions. The Company also anticipates taking an additional restructuring charge of approximately $2 million in the third quarter of 1998, relating to the further implementation of the Company's management services and information technology restructuring. This is not related to the review of capitalized software assets presently underway.

Other income, net for the three months ended June 30, 1998 was $.7 million as compared to $.1 million for the comparable period ending June 30, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's follow-on and initial public offering ("IPO"), strategic investments, loans and operating cash.

Provision for income taxes includes a reserve taken against a previously recorded deferred tax benefit as it is more likely than not that this asset will be realized. The provision also includes payments made for state and local income taxes based on amounts other than taxable income.

The net loss for the three months ended June 30, 1998 was $16.4 million compared to net income of $1.2 million for the three months ended June 30, 1997 due to the factors described above.


                                       (9)

Results of Operations
Six Months Ended June 30, 1998 and 1997

Net revenue for the six months ended June 30, 1998 increased to $41.0 million from $23.0 million in the comparable period ended June 30, 1997, primarily as a result of the addition of new physician group practices under management including the customer revenue derived from the company's recent acquisition of IMM and the provision of incremental network management services. The provision of physician group practice management and related services and network management services accounted for approximately $37.8 million of the Company's net revenue for the six months ended June 30, 1998 as compared to $17.0 million in the comparable period ended June 30, 1997. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $3.2 million for the six months ended June 30, 1998, as compared to $6.0 million in the comparable period ended June 30, 1997.

Cost of revenues for the six months ended June 30, 1998 increased to $37.2 million from $17.3 million for the comparable period ended June 30, 1997. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices and networks under management and direct costs associated with providing practice and network management services including physician billing and collection efforts.

Operating expenses for the six months ended June 30, 1998 increased to $13.6 million from $4.2 million for the comparable period ended June 30, 1997 and included non-recurring expenses, restructuring charges and non-capitalized software development costs of approximately $8.8 million comprised of the following amounts: (i) $3.9 million for bad debts, (ii) $2.1 million for professional fees, (iii) $.4 million for previously terminated employees, (iv) $.9 million for miscellaneous items and (v) $1.5 million of non-capitalized software development costs. The Company is not capitalizing any software development costs in the second quarter ended June 30, 1998. However, it did capitalize certain software development costs during the first three months of 1998. Specifically, with the shortfall in information technology revenues in the second quarter, the Company initiated an evaluation of its various software products and related capitalized costs. While such evaluation is ongoing, no such costs were capitalized in the second quarter. Management expects to complete its evaluation of its software product line prior to the issuance of its fiscal third-quarter Form 10-Q. Based on the results of this evaluation, management will determine the realizability of its capitalized software assets. As of June 30, 1998, the Company has recorded unamortized capitalized software development costs of approximately $7.1 million. The increase in operating expenses reflect costs related to the incremental provision of physician group practice management and related services and as described above.

Restructuring charges for the six months ended June 30, 1998 were recorded for approximately $.8 million and represent amounts primarily related to an acquisition (goodwill) the Company made in April 1996 and whereby the Company has decided to exit such business due to market conditions. The Company also anticipates taking an additional restructuring charge of approximately $2 million in the third quarter of 1998, relating to the further implementation of the Company's management services and information technology restructuring. This is not related to the review of capitalized software assets presently underway.


                                      (10)

Other income, net for the six months ended June 30, 1998 was $1.5 million as compared to $.3 million for the comparable period ending June 30, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's follow-on and initial public offering ("IPO"), strategic investments, loans and operating cash.

Provision for income taxes includes a reserve taken against a previously recorded deferred tax benefit as it is more likely than not that this asset will be realized. This provision also includes payments made for state and local income taxes based on amounts other than taxable income.

The net loss for the six months ended June 30, 1998 was $13.9 million compared to net income of $1.8 million for the six months ended June 30, 1997 due to the factors described above.

Liquidity and Capital Resources

Effective October 7, 1997, the Company completed its follow-on offering of 2,250,000 shares of Common Stock, including the underwriters' over-allotment option. The follow-on offering generated proceeds to the Company of approximately $46.0 million, net of underwriting expenses.

For the six months ended June 30, 1998, the Company had negative cash flow from its operating activities of ($.9) million, compared with a positive $.5 million for the comparable period ended June 30, 1997. Accounts payable and accrued expenses increased $5.2 million principally attributable to amounts recorded ($1.2 million) with the acquisition of IMM, and ($4.0 million) in regard to certain non-recurring expenses and restructuring charges. Other current liabilities increased $1.6 million principally attributable to amounts recorded with the acquisition of IMM. Net cash provided by investing activities was $8.8 million, for the six months ended June 30, 1998, principally attributable to the net proceeds from investments in marketable securities ($23.1 million), investment in acquiring IMM ($8.0 million including $6.6 million purchase price of which approximately $1.6 million was in cash and remainder in the Company's common stock, and additional goodwill of $1.8 million including a restructuring action), a physician management company focused on the hospital system-affiliated physician marketplace that provides services complimentary to that which the Company currently provides, an additional investment ($5.6 million) in three separate affiliated entities in which the Company previously had a minority interest, increased capitalized software development costs (other assets) during the first quarter of 1998 ($1.1 million, net of amortization) and the purchase of property and equipment ($2.6 million). Net cash (used in) investing activities was ($7.9) million for the comparable period ended June 30, 1997, relating to a minority investment in an affiliated entity, advances to, and investments in affiliates, and the purchase of property and equipment. Net cash provided by financing activities was $.7 million for the six months ended June 30, 1998, principally attributable to net proceeds from the exercise of incentive stock options. Net cash provided by financing activities for the six months ended June 30, 1997 was ($.1) million, and related primarily to proceeds from the exercise of stock options and the repayment of capital lease obligations.


                                      (11)

The Company's operating plan for the remainder of 1998 includes the restructuring of its management services and information technology businesses including the continued development of the Company's electronic laboratory and prescription management products as described above. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that the net proceeds of the follow-on offering together with other cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least mid 1999. The Company has no other planned material capital expenditures or capital commitments.

From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complimentary to those of the Company.

Year 2000

The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has not completed its assessment of compliance issues for the Company's proprietary software products for its computer systems (both hardware and software), for equipment ancillary to the Company's business that contains computers or computer chips, or for the computer systems of other entities with which the Company does business. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance.

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


                                      (12)

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

            Subsequent to June 30, 1998, a total of eleven stockholder Class Action Complaints have been filed against the Company. It is the Company's view that each of the Complaints is without merit, and it intends to defend against the actions vigorously. No assurance can be made that additional actions or proceedings arising out of the allegations in the current Class Action Complaints will not be commenced or filed in the future.

            From time to time, the Company is involved in litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.


                                      (13)

ITEM  4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

      (a)   The Company's Annual Meeting of Stockholders was held on June 26,
            1998.

      (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934. 9,049,084 shares, representing a majority of the votes cast at the Meeting by the holders of shares entitled to vote on the following matter, were voted in the election of each of the Board of Directors nominees named in the Company Proxy Statement for the Meeting. James T. Carney and Barry Kurokawa were listed in the proxy statement as management's nominees for election as directors of the Company and no candidates were offered in opposition to management's nominees and the nominees were elected based on the following vote. James T. Carney (i) 8,933,788 for, (ii) 115,296 against, and (iii) 0 abstain. Barry Kurokawa (i) 8,933,847 for, (ii) 115,237 against, and (iii) 0 abstain. There were 0 broker held non-voted shares represented at the Meeting with respect to this matter. The following directors' terms continued after the Annual Meeting: Jonathan Edelson M.D. and Alan B. Masarek.

      (c) The Company's stockholders did not approve the amendment of the Company's Stock Option Plan (the "Plan") to increase the number of shares available for grant under the Plan. 9,049,084 shares, which is more than a majority of the outstanding shares of the Company common stock on May 11, 1998, represented, in person or by proxy, were voted regarding the aforementioned proposal. The number of votes cast with respect to this matter was as follows: (i) 2,361,932 for, (ii) 3,875,610 against, and (iii) 298,626 abstentions. There were 2,512,916 broker held non-voted shares represented at the Meeting with respect to this matter.

      (d) 9,049,084 shares, which is more than a majority of the votes represented by the outstanding shares of common stock present, in person or by proxy, cast at the Meeting and entitled to vote on the following matter, were voted regarding the ratification of appointment of Arthur Andersen, LLP as the Company's independent auditor as follows: (i) 9,015,769 for, (ii) 26,993 against, and
            (iii) 6,322 abstentions. There were 0 broker held non-voted shares represented at the Meeting with respect to this matter.


                                      (14)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

August 12,1998                     ADVANCED HEALTH CORPORATION


                          By:/s/ Jonathan Edelson, M.D.
                             --------------------------
                             Jonathan Edelson, M.D.
                             Chairman of the Board and
                             Chief Executive Officer
                             (Principal Executive Officer)


                           By:/s/Jeffrey M. Sauerhoff
                              -----------------------
                              Senior Vice President Finance &
                              Administration
                              (Principal Financial and Accounting Officer)


                                      (15)