Form 10-Q
period 1998-09-30
ADVANCED HEALTH CORP
filed 1998-11-17
CIK 1002628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period__________________to_________________________.



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

                                Yes | X | No | |



As of November 9, 1998, there were 10,066,577 shares outstanding of the registrant's Common Stock, $.01 par value.

                           ADVANCED HEALTH CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE NO.
-----------------------------------------------------------------------------------------------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets -
          September 30, 1998 (unaudited) and December 31, 1997............................1

          Consolidated Statement of Operations-
          Three and nine months ended September 30, 1998 and 1997 (unaudited).............2

          Consolidated Statements of Cash Flows-
          Nine months ended September 30, 1998 and 1997 (unaudited).......................3

          Notes to Consolidated Financial Statements......................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................................7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................12

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS.............................................................12


SIGNATURES...............................................................................14

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                                  As Of
                                                                                    September 30,        December 31,
                                                                                    -------------        ------------
                                                                                         1998                1997
                                                                                         ----                ----
                                                                                     (unaudited)
      ASSETS
      ------
CURRENT ASSETS:
      Cash and cash equivalents                                                       $  12,015           $   7,534
      Certificates of deposit                                                             8,376               5,399
      Investments in marketable securities                                                3,580              34,082
      Accounts receivable, net                                                            9,192              11,059
      Deferred income taxes                                                                  --               4,092
      Other current assets                                                                2,902                 736
                                                                                      ---------           ---------
          Total current assets                                                           36,065              62,902
PROPERTY AND EQUIPMENT, net                                                               5,127               3,664
INTANGIBLE ASSETS, net                                                                   17,765               9,415
INVESTMENTS IN AFFILIATES                                                                12,565               7,000
OTHER ASSETS                                                                              6,848              11,377
                                                                                      ---------           ---------
          Total assets                                                                $  78,370           $  94,358
                                                                                      =========           =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                           $   7,963           $     933
      Other current liabilities                                                           1,867                 325
                                                                                      ---------           ---------
          Total current liabilities                                                       9,830               1,258
DEFERRED REVENUE                                                                             50                  --
LONG TERM DEBT                                                                               86                  --
CAPITAL LEASE OBLIGATIONS                                                                   242                  --
                                                                                      ---------           ---------
          Total liabilities                                                              10,208               1,258
                                                                                      ---------           ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value, 5,000,000 shares authorized;
          0 shares issued and outstanding
      Common stock, $.01 par value; 15,000,000 shares authorized;
          10,066,577 and 9,869,719 shares issued and
          outstanding, respectively                                                         100                  99
      Additional paid-in capital                                                        101,466              95,976
      Accumulated deficit                                                               (33,023)             (3,084)
      Unrealized gain on marketable securities, net of deferred income taxes                  8                 184
      Less: Treasury stock, at cost (153,937 and 8,937 shares, respectively)               (389)                (75)
                                                                                      ---------           ---------
          Total shareholders' equity                                                     68,162              93,100
                                                                                      ---------           ---------
          Total liabilities and shareholders' equity                                  $  78,370           $  94,358
                                                                                      =========           =========

 The accompanying notes are an integral part of these consolidated statements.

                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                          For the Three      Months Ended     For the Nine       Months Ended
                                                         --------------      -------------    -------------      -------------
                                                          September 30,      September 30,    September 30,      September 30,
                                                              1998               1997              1998               1997
                                                              ----               ----              ----               ----
REVENUE                                                     $ 12,749           $ 16,712          $ 53,746           $ 39,740
COST OF REVENUES                                              13,237             12,800            50,501             30,109
                                                            --------           --------          --------           --------
          Gross profit/(loss)                                   (488)             3,912             3,245              9,631
OPERATING EXPENSES                                             6,944              2,253            20,587              6,438
RESTRUCTURING CHARGE                                           8,811                 --             9,665                 --
                                                            --------           --------          --------           --------
          Operating income/(loss)                            (16,243)             1,659           (27,007)             3,193
OTHER INCOME, Net                                                251                199             1,787                542
                                                            --------           --------          --------           --------
          Net income/(loss) before taxes                     (15,992)             1,858           (25,220)             3,735
PROVISION FOR INCOME TAXES                                         2                 92             4,719                158
                                                            --------           --------          --------           --------
          Net income/(loss)                                 $(15,994)          $  1,766          $(29,939)          $  3,577
                                                            ========           ========          ========           ========

PER SHARE
      INFORMATION Net income/(loss) per share:
      Basic                                                   ($1.59)             $0.24            ($2.99)             $0.49
      Diluted                                                 ($1.59)             $0.21            ($2.99)             $0.44

Common shares used in computing per share amounts:
      Basic                                                   10,062              7,481            10,001              7,255
      Diluted                                                 10,062              8,524            10,001              8,136

 The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                For the Nine      Months Ended
                                                                                ------------      ------------
                                                                                September 30,     September 30,
                                                                                    1998               1997
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(loss)                                                           $(29,939)          $  3,577
      Adjustments to reconcile net income to net cash
          used in operating activities
          Depreciation and amortization                                              2,378                756
          Deferred income taxes                                                      4,093                 --
          Allowance for doubtful accounts                                            1,288                 --
          Changes in operating assets and liabilities
              Accounts receivable                                                      579             (1,554)
              Other current assets                                                  (2,066)              (584)
              Advances to affiliates                                                    --               (338)
              Other assets                                                              --               (389)
              Accounts payable and accrued expenses                                  7,030             (1,893)
              Other current liabilities                                              1,552                 --
              Deferred revenue                                                          50               (150)
                                                                                  --------           --------
                  Net cash (used in) operating activities                          (15,035)              (575)
                                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Other assets                                                                   4,529                 --
      Minority investment in affiliated entities                                    (5,565)            (1,500)
      Net investment in certificates of deposit                                     (2,977)                --
      Note receivable from investment in affiliated entity                              --             (2,500)
      Note receivable from affiliate                                                    --             (2,000)
      Net proceeds from investment in marketable securities                         30,402                 --
      Investment in affiliate                                                           --             (3,763)
      Intangible assets                                                             (4,699)            (3,549)
      Cash paid for acquisitions                                                                         (306)
      Purchases of property and equipment, net                                      (2,525)            (1,556)
                                                                                  --------           --------
                  Net cash provided by (used in) investing activities               19,165            (15,174)
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of proceeds from loans payable related to acquisitions                  --                (23)
      Net proceeds from issuance of common stock                                        --                  3
      Net proceeds from exercise of stock options                                      740                874
      Net proceeds from sale of marketable securities, net of gain                      --              7,330
      Repayment of loan                                                                (65)
      Purchase of treasury stock                                                      (314)
      Repayment of capital lease obligations                                           (10)              (117)
                                                                                  --------           --------
                  Net cash provided by financing activities                            351              8,067
                                                                                  --------           --------
                  Net change in cash and cash equivalents                            4,481             (7,682)
CASH AND CASH EQUIVALENTS, beginning of period                                       7,534             12,086
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS, end of period                                          $ 12,015           $  4,404
                                                                                  ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid for:
          Interest                                                                $     60           $     --
                                                                                  ========           ======--
          Income Taxes                                                            $    649           $     --
                                                                                  ========           ======--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Fair market value of Common Stock issued for acquisitions                         $  4,750           $  3,760
                                                                                  ========           ======--
Unrealized gain on marketable securities                                          $    176           $     --
                                                                                  ========           ======--
Capital lease obligations incurred                                                $     16           $     --
                                                                                  ========           ======--

  The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

                                      (4)

              A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                                                      Net
                                                                                                                 Income (Loss)
                                                                       Net Income               Common             Per Common
                                                                          (Loss)                Shares               Share
                                                                          ------                ------               -----
               For the Three Months Ended September 30, 1997
                Basic EPS
                      Net income attributable to common stock          $     1,766             7,480,878           $   0.24
                      Effect of dilutive securities:
                          Stock options and warrants                                           1,042,497           $  (0.03)
                                                                       ===========             =========           ========

                Diluted EPS
                      Net income attributable to common stock
                           and assumed option exercises                $     1,766             8,523,375           $   0.21
                                                                       ===========             =========           ========

                For the Three Months Ended September 30, 1998
                Basic EPS
                      Net (loss) attributable to common stock          $   (15,994)           10,061,612           $  (1.59)
                      Effect of dilutive securities:
                          Stock options and warrants                                                               $  (0.00)
                                                                       -----------            ----------           --------

                Diluted EPS
                      Net income attributable to common stock
                           and assumed option exercises                $   (15,994)           10,061,612           $  (1.59)
                                                                       ===========             =========           ========

               For the Nine Months Ended September 30, 1997
                Basic EPS
                      Net income attributable to common stock          $     3,577             7,254,664           $   0.49
                                                                       -----------            ----------           --------
                      Effect of dilutive securities:
                          Stock options and warrants                                             881,595           $  (0.05)
                                                                       ===========             =========           ========

                Diluted EPS
                      Net income attributable to common stock
                           and assumed option exercises                $     3,577             8,136,259           $   0.44
                                                                       ===========             =========           ========

                For the Nine Months Ended September 30, 1998
                Basic EPS
                      Net (loss) attributable to common stock          $   (29,939)           10,000,721           $  (1.59)
                      Effect of dilutive securities:
                          Stock options and warrants                                                               $  (0.00)
                                                                       -----------            ----------           --------

                Diluted EPS
                      Net income attributable to common stock
                           and assumed option exercises                $   (29,939)           10,000,721           $  (1.59)
                                                                       ===========             =========           ========

                                       (5)

         3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:


                                                                     For the Three Months Ended September 30,
                                                                     ----------------------------------------
                                                                                1998             1997
                                                                                ----             ----
                           Net income/(loss)                                 $(15,994)          $1,766
                           Unrealized gains on marketable
                           securities, net of $0 and $40
                           income tax                                               8               60
                                                                             --------           ------
                           Comprehensive Income                              $(15,986)          $1,826
                                                                             ========           ======




                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                               1998              1997
                                                                               ----              ----
                           Net income/(loss)                                 $(29,939)          $3,577
                           Unrealized gains on marketable
                           securities, net of $0 and $40
                           income tax                                               8               60
                                                                             --------           ------
                           Comprehensive Income                              $(29,931)          $3,637
                                                                             ========           ======

         4. On May 11, 1998 the Company acquired, under a stock purchase agreement, Integrated Medical Management, Inc. ("IMM"), a physician management company focused on the hospital system-affiliated physician marketplace. IMM provides services which are complimentary to that which the Company currently provides. The purchase price of $6.6 million consisted of cash ($1.6 million) with the balance paid with the Company's stock.

         5. The Company had previously recorded a deferred tax asset based on the Company's expectations with regard to future taxable income. Based on the current operating loss and net operating loss carryforwards ("NOLs") available to offset taxable income, the Company has taken a reserve against the previously recorded deferred tax benefit as it is more likely than not, that this asset will be realized..

         6. The Company is restructuring both its management services and information technology businesses. The management services component will be restructured and scaled down, while the information technology business will move aggressively to secure customers with its existing laboratory and prescription management software products. This strategy will conserve capital for and dedicate management resources to technology objectives. In addition, as part of its restructuring actions the Company has initiated broad headcount reductions in both business units as well as cuts in discretionary spending A total of $22.0 million was incurred for non-recurring expenses, restructuring charges and non-capitalized software development costs.

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

For the quarter ended September 30, 1998, the Company reported an operating loss of $16.2 million, which includes non-recurring operating expenses, restructuring charges and non-capitalizable software development costs totaling $12.4 million. The Company announced a plan to further restructure both its management services and its information technology businesses in order to more effectively serve and secure customers, conserve capital and to improve profitability. The restructuring actions described below contain forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business units.

MANAGEMENT SERVICES RESTRUCTURING

The Company's outsourcing management services business is in the process of being restructured as announced in the Company's previously filed 10Q. However, due to current market conditions, the strategy previously outlined will be modified to the extent that the Company intends to:

1)  Restructure existing contracts with major service customers where necessary.
2) Grow the business cautiously and only to the extent that the Company has a high degree of confidence in the quality of the customer and the profitability of new contracts.
3)  Scale the Company's resources to meet current and expected customer needs.

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

                                      (7)

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenue for the three months ended September 30, 1998 decreased to $12.7 million from $16.7 million in the comparable period ended September 30, 1997, primarily as a result of a change in the provision of client services whereby non-clinical practice expenses were no longer outsourced to the Company. The provision of physician group practice management and related services and network management services accounted for approximately $12.4 million of the Company's net revenue for the three months ended September 30, 1998 as compared to $14.2 million in the comparable period ended September 30, 1997. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $.3 million for the three months ended September 30, 1998, as compared to $2.5 million in the comparable period ended September 30, 1997.

Cost of revenues for the three months ended September 30, 1998 increased to $13.2 million from $12.8 million for the comparable period ended September 30, 1997. The increase in cost of revenues related primarily to an increase in direct costs from the Company's acquisition of IMM and costs associated with providing practice and network management services including physician billing and collection efforts.

Operating expenses for the three months ended September 30, 1998 increased to $6.9 million from $2.3 million for the comparable period ended September 30, 1997 and included non-recurring expenses and non-capitalized software development costs of approximately $3.6 million. The Company as previously disclosed, is not capitalizing any software development costs in the third quarter ended September 30, 1998 and has not capitalized any such costs since the quarter ended March 31, 1998. As discussed in its June 30, 1998 10Q, the Company decided to focus its technology sales efforts around its laboratory and prescription software products and as a result of this action, software development assets related to other products, amounting to $6.3 million, were determined to be unrealizable and accordingly were written off. Since that determination, the Company is not capitalizing any such costs but is treating them as period costs which are included in operating expenses in the Company's consolidated financial statements. The above referenced write off left $.7 million remaining in unamortized capitalized software development costs relating to laboratory and prescription software products. The increase in operating expenses reflect costs related to the incremental provision of physician group practice management and related services, operating expenses of the Company's acquisition of IMM, and other changes as described above.

Restructuring charges, for the three months ended September 30, 1998 amounted to approximately $8.8 million and represent amounts primarily associated with the write-down of capitalized software assets as explained above. The remaining $2.5 million of the $8.8 million restructuring charge relates primarily to facility closures and personnel reductions announced within the third quarter. Further, the Company also anticipates taking an additional restructuring charge of approximately $2.5 million in the fourth quarter of 1998, relating to personnel and facilities associated with the implementation of the Company's management services and information technology restructuring.

                                       (8)

This anticipated charge is not related to the review and reevaluation, presently underway, of substantial components of its intangible assets deployed in connection with the Company's outsourcing business and certain other assets. (See discussion in Management Services Restructuring).

Other income, net for the three months ended September 30, 1998 was $.3 million as compared to $.2 million for the comparable period ending September 30, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's follow-on public offering ("PO"), strategic investments, loans and operating cash.

Provision for income taxes includes payments made for state and local income taxes based on amounts other than taxable income.

The net loss for the three months ended September 30, 1998 was $16.0 million compared to net income of $1.8 million for the three months ended September 30, 1997 due to the factors described above.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenue for the nine months ended September 30, 1998 increased to $53.7 million from $39.7 million in the comparable period ended September 30, 1997, primarily as a result of the addition of new physician group practices under management including the customer revenue derived from the company's acquisition of IMM and the provision of incremental network management services. The provision of physician group practice management and related services and network management services accounted for approximately $50.2 million of the Company's net revenue for the nine months ended September 30, 1998 as compared to $31.2 million in the comparable period ended September 30, 1997. The Company earned fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues, of approximately $3.5 million for the nine months ended September 30, 1998, as compared to $8.5 million in the comparable period ended September 30, 1997.

Cost of revenues for the nine months ended September 30, 1998 increased to $50.5 million from $30.1 million for the comparable period ended September 30, 1997. The increase in cost of revenues related primarily to the non-medical and system expenses outsourced to the Company from physician group practices and networks under management and direct costs associated with providing practice and network management services including physician billing and collection efforts and costs associated with the Company's acquisition of IMM.

Operating expenses for the nine months ended September 30, 1998 increased to $20.6 million from $6.4 million for the comparable period ended September 30, 1997 and included non-recurring expenses, and non-capitalized software development costs of approximately $11.5 million. As previously discussed, the Company has written off $6.3 million of software development assets. The increase in operating expenses reflect costs related to the incremental provision of physician group practice management and related services, operating expenses of the Company's acquisition of IMM, and related services and other changes as described above.

                                       (9)

Restructuring charges, for the nine months ended September 30, 1998 amounted to approximately $9.7 million and represent amounts primarily associated with the write-down of capitalized software assets as explained above. The remaining $3.4 million of the $8.8 million restructuring charge relates primarily to facility closures and personnel reductions announced within the third quarter and amounts related to an acquisition (goodwill) the Company made in April 1996 and whereby the Company has decided to exit such business due to market conditions. Further, the Company also anticipates taking an additional restructuring charge of approximately $2.5 million in the fourth quarter of 1998, relating to personnel and facilities associated with the implementation of the Company's management services and information technology restructuring. This anticipated charge is not related to the review and reevaluation, presently underway, of substantial components of its intangible assets deployed in connection with the Company's outsourcing business and certain other assets. (See discussion in Management Services Restructuring).

Other income, net for the nine months ended September 30, 1998 was $1.8 million as compared to $.5 million for the comparable period ending September 30, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's follow-on public offering ("PO"), strategic investments, loans and operating cash.

Provision for income taxes includes a reserve taken against a previously recorded deferred tax benefit as it is more likely than not that this asset will be realized. The provision also includes payments made for state and local income taxes based on amounts other than taxable income.

The net loss for the nine months ended September 30, 1998 was $29.9 million compared to net income of $3.6 million for the nine months ended September 30, 1997 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company had negative cash flow from its operating activities of ($15.0) million, compared with a negative ($.6) million for the comparable period ended September 30, 1997. Accounts payable and accrued expenses increased $7.0 million principally attributable to amounts recorded with the acquisition of IMM, and amounts related to certain non-recurring expenses and restructuring charges. Other current liabilities increased $1.5 million principally attributable to amounts recorded with the acquisition of IMM. Net cash provided by investing activities was $19.2 million for the nine months ended September 30, 1998, principally attributable to the net proceeds from investments in marketable securities ($30.4 million), investment in acquiring IMM ($8.0 million, including $6.6 million purchase price of which approximately $1.6 million was in cash and remainder in the Company's common stock, and additional goodwill of $1.8 million including a restructuring action), a physician management company focused on the hospital system-affiliated physician marketplace that provides services complimentary to that which the Company currently provides, an additional investment ($5.6 million) in three separate affiliated entities in which the Company previously had a minority interest, increased capitalized software development costs (other assets) during the first quarter of 1998 ($1.1 million, net of amortization) and the purchase of property and equipment ($2.5 million). Net cash (used in) investing activities was ($15.2) million for the comparable period ended September 30, 1997, relating to a minority investment in an affiliated entity, advances to,

                                      (10)
and investments in affiliates, and the purchase of property and equipment. Net cash provided by financing activities was $.4 million for the nine months ended September 30, 1998, principally attributable to net proceeds from the exercise of incentive stock options. Net cash provided by financing activities for the nine months ended September 30, 1997 was $8.1 million, and related primarily to proceeds from the sale of marketable securities and the exercise of stock options.

The Company's operating plan for the remainder of 1998 and the first six months of 1999 includes the restructuring of its management services and information technology businesses including the continued development of the Company's electronic laboratory and prescription management products as described above. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that the net proceeds of the follow-on offering together with other cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through at least the end of 1999. The Company has no other planned material capital expenditures or capital commitments.

From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complimentary to those of the Company.

YEAR 2000

The Year 2000 date change issue is believed to affect virtually all companies and organizations. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is in the process of completing its assessment of compliance issues for the Company's proprietary software products for its computer systems (both hardware and software), for equipment ancillary to the Company's business that contains computers or computer chips, or for the computer systems of other entities with which the Company does business. The Company has also not determined the cost of these compliance issues or the time it will take to complete compliance.

The Company expects to complete its full assessment of the Year 2000 issue no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. As part of the Year 2000 assessment, the Company is communicating with all of its physician practices and networks, as well as suppliers and third parties with which the Company does business, to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remedy their Year 2000 issues. To the extent that third party vendors and the Company fail to meet the Y2K standards, it is currently difficult to assess the impact on the Company. Due to such uncertainty, the Company has appointed a committee consisting of its President, Chief Information Officer and its Chief Accounting and Financial Officer, to formulate a Y2K contingency plan. There is no guarantee that the systems of other companies on which the Company relies will be corrected in a timely manner or that the failure to correct will not have a material adverse effect on the Company's results of operations.

Currently, significant third party systems such as the financial accounting system being utilized by the Company contain contractual commitments by such third party vendor to be compliant with Y2K issues. The Company expects to be fully Y2K compliant with its financial accounting systems no later than March 31, 1999 at a cost of approximately $55,000.

The Company has also committed to its customers that it will be Y2K compliant and has initiated actions to complete such requirements. The Company has not determined the cost, at this time, which it may incur in order to achieve Y2K compliance pending the assessment of the aforementioned committee. The Company believes that the most likely worst case scenario under which systems would not have attained Y2K compliance, would still allow the Company to record its transactions and report its financial results in a timely manner. Spreadsheet software that is not affected by Y2K would be utilized to record all such financial transactions and the resources available to the Company to process and report its financial results are currently in place. Year 2000 modifications and assessments are based on managements' best estimates, which are derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee the estimates and assessments will be achieved or come to pass, and actual results could differ materially from those anticipated.


                                      (11)

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not applicable.

PART II -    OTHER INFORMATION
------------------------------

ITEM 1.      LEGAL PROCEEDINGS

                  On September 23, 1997, the Company commenced an action against Synetic, Inc. ("Synetic") in the Supreme Court of the State of New York to collect $1 million owing by Synetic to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"), between Synetic and the Company, with respect to E-RxTM. On October 1, 1997, Synetic filed an answer to this lawsuit and asserted various counterclaims against the Company, in which Synetic alleges that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As relief, Synetic seeks a declaratory judgment that Synetic is not obligated to make the $1 million payment, as well as unspecified damages. The Company believes that Synetic's defenses and counterclaims are without merit and has filed a motion for summary judgment. Discovery is proceeding pending determination of the summary judgment motion.

                  In the third quarter 1998, eleven putative stockholder class action complaints were filed against the Company and various current and former officers in the United States District Court for the Southern District of New York. The complaints, each of which seeks the recovery of unspecified damages based on alleged violations of the federal securities laws, have been consolidated into a single proceeding entitled In re Advanced Health Corporation Securities Litigation. Motions for the appointment of lead plaintiffs and lead plaintiffs' counsel are pending. It is the Company's view that the Complaints are without merit, and it intends to defend the actions vigorously. No assurance can be made that additional actions or proceedings arising out of the allegations in the current class action complaints will not be commenced or filed in the future.

                  On or about September 16, 1998, Bukstel & Halfpenny Inc. ("B&H") commenced an action against the Company and certain subsidiaries and current and former officers in the Supreme Court of the State of New York. B&H seeks to rescind the Company's purchase of certain B&H assets, including Dr. ChartTM, based on alleged violations of the federal securities laws, and claims unspecified damages based on state common law claims. On October 16, 1998, the Company filed a motion to dismiss the complaint and for the imposition of sanctions against B&H. On October 30, 1998, the court entered an order temporarily restraining the Company, pending resolution of B&H's preliminary injunction motion, from transferring software source code for Dr. ChartTM and related software products or

                                            (12)
                  entering into new contracts involving Dr. ChartTM and related software products that include software source code escrow provisions. A hearing on B&H's preliminary injunction motion is scheduled for November 17, 1998. The Company is opposing the preliminary injunction motion and believes the action is without merit.

                  From time to time, the Company is involved in litigation. No assurances can be given as to the outcome of any litigation, including those described above. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.

                                            (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

                          ADVANCED HEALTH CORPORATION
November 12,1998

                          By: /s/ Jonathan Edelson, M.D.
                              --------------------------
                              Jonathan Edelson, M.D.
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


                          By: /s/Jeffrey M. Sauerhoff
                              --------------------------
                              Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)



                                           (14)