Form 10-K
period 1998-12-31
AHT CORP
filed 1999-04-02
CIK 1002628

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to________________


Commission File Number 0-21209

                           ADVANCED HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                          13-3893841
(State or other jurisdiction                      (IRS employer identification
of incorporation or organization)                 number)

555 White Plains Road                             10591
Tarrytown, New York                               (Zip code)
(Address of principal executive offices)

Registrants' telephone number, including area code: (914) 524-4200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant is $42,644,126, based on the closing price of the Common Stock on March 12, 1999. As of March 12, 1999, there were 10,431,129 shares of Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference in Part III hereof.


         STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS AS TO INDUSTRY TRENDS, FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, ANTICIPATED REVENUES AND EXPENSES, AND PRODUCTS OR SERVICE LINE GROWTH MAY BE SIGNIFICANTLY IMPACTED BY CERTAIN RISKS AND UNCERTAINTIES SET FORTH HEREIN, INCLUDING, BUT NOT LIMITED TO, FAILURE OF THE CLINICAL E-COMMERCE INDUSTRY TO DEVELOP AT ANTICIPATED RATES, FAILURE OF THE COMPANY'S CLINICAL INFORMATION TECHNOLOGY PRODUCTS AND SERVICES TO GAIN SIGNIFICANT MARKET ACCEPTANCE, FAILURE TO MEET OPERATING OBJECTIVES OR TO EXECUTE THE OPERATING PLAN, FAILURE TO SUCCESSFULLY RESTRUCTURE THE COMPANY'S BUSINESS UNITS, COMPETITION AND OTHER ECONOMIC FACTORS. NO ASSURANCES CAN BE GIVEN AS TO THE OUTCOME OF ANY PENDING LAWSUITS AGAINST THE COMPANY. SEE ALSO
ITEM 1 "RISKS AFFECTING THE COMPANY'S BUSINESS."

                                     PART I

ITEM 1.  BUSINESS

Overview

         Advanced Health Corporation, d/b/a AHT Corporation (the "Company"), is a provider of enabling technologies, including Internet-based applications, for electronic commerce

("e-commerce") and communications among physicians and other healthcare providers and organizations.

         The Company's products principally focus on laboratory and prescription connectivity and transaction processing, including, within the laboratory suite of applications, Dr. Chart(R), Dr. Chart Web(TM), Compliance Monitor(TM), CDR(TM), and CDX(TM), and its electronic prescription writing product, E-Rx Net(TM).

         The Company's products take an incremental approach to practice automation, with the goal of enabling the physician and office staff adoption of technology. The Company believes that its products are relatively easy to use and do not require radical changes in the healthcare provider's workflow or the physician's practice style generally.

Dr. Chart(R) Laboratory Products

         The Company's Dr. Chart(R) products allow laboratories to receive orders online and to distribute test results online back to the ordering provider. A large part of a clinical laboratory's day-to-day operation is comprised of receiving and processing paper-based orders from providers and then distributing paper-based reporting of the test results performed back to the provider. These test results play a large role in the provider's decisions on current treatment options. Consequently, the more data-rich and timely a test result can be delivered, the sooner and better informed a medical decision can be made thus increasing the efficiency of the ordering and results communication process for both the providers and the laboratory.

         The Company's laboratory transaction management software suite serves to effectively manage test data dictionaries, other laboratory interfaces, and other sources of information, integrating disparate healthcare institutions and providing connectivity to community-based providers within an integrated delivery system. The Company's multi-system interfaces integrate provider workflow by creating connectivity to practice management systems, and hospital information systems.

E-Rx Net(TM) Prescription Product

         The Company's electronic prescription writing product, E-Rx Net(TM), is designed to address the problems and issues affecting prescription benefit management, including, but not limited to, illegible prescriptions; prescriptions with the potential for adverse drug reactions, one of the leading causes of death in the United States; prescriptions that are not preferred or covered by standard insurance plans; the cost of manual order entry at the pharmacy; and the cost of telephone and written communication with providers and office staff regarding prescriptions, resulting in additional labor expense and lost time by both pharmacies and providers' offices.

         E-Rx Net(TM) automates the prescription writing process, from formulating the initial prescription order to checking for the potential for drug interactions to checking for preferences for health insurance coverage to printing, and in some cases, transmitting electronically, the prescription, to the pharmacy. The Company's prescription transaction service has the potential in some cases to replace both the paper prescription and the phone calls regarding prescriptions with an efficient online transaction with the provider's clinical management system, which potentially saves both time and labor from the ordering process, as well as providing more accurate and informative orders. The Company's information system interfaces integrate provider workflow by creating connectivity to prescription benefit management information systems.

Physician Practice and Network Management Services

         The Company historically offered comprehensive physician practice and network management and consulting services to physician practices, physician networks, hospitals, and other healthcare organizations. However, as described below, it is no longer the Company's primary business. The Company's services have included practice formation, operations development and strategic planning, and management, financial and administrative management, clinical information management, human resource management, and practice governance. The Company has provided physicians with consulting services to form and develop group practices and networks, to manage group practice and network operations, to develop disease management programs and to assist in the management of medical risk.

         In November 1998, the Company announced that it had decided to focus its strategy toward healthcare e-commerce away from physician practice and networking management and consulting services for healthcare organizations. In March 1999, the Company announced its intention to divest its physician practice management and consulting services prior to the end of the Company's fiscal second quarter, which may include selling certain of the Company's assets currently used in connection with the operation of its physician practice and network management unit. Nevertheless, until such time as and when the Company implements its strategic alternatives regarding this line of business, the Company will need to continue to operate this business unit within a highly competitive environment. See discussion below concerning the current physician practice and network management industry environment. In light of the competitive nature in which this unit currently operates, no assurance can be given that the Company's efforts to identify and implement its strategic alternatives will be successful.

         The Company was incorporated in the State of Delaware on June 20, 1995 under the name Majean, Inc. On August 24, 1995, the Company changed its name to Advanced Health Corporation, subsequent to a merger pursuant to which a Delaware corporation of the same name merged with and into the Company. On February 1, 1999 the Company filed a Registration of Trade Names in Delaware to do business under the name of AHT Corporation. Stockholders will vote on a proposal to change the Company's corporate name to AHT Corporation at the June 1999 Annual Meeting of Stockholders. Advanced Health Technologies Corporation, a wholly-owned subsidiary of Advanced Health Corporation, was incorporated in the State of Delaware on August 27, 1993 under the name Med-E-Mail Corporation.

         The Company's executive offices are located at 555 White Plains Road, Tarrytown, New York, 10591, and its telephone number is (914) 524-4200. The Company's Internet address is www.ahtech.com.


Clinical Information Systems

         The Company has developed enabling technologies, including Internet-based applications, for e-commerce and communications among physicians and other healthcare providers and organizations. The Company's clinical information systems consist of proprietary software, third-party hardware, proprietary and third-party databases, and related support services. They are designed to complement existing healthcare information systems and to function with third-party applications. The clinical information system connects to physician users through desktop computers using standard communication methods. Access to the Company's clinical information systems is delivered to physician users and other healthcare professionals via both private networks and Intranets. The Company's clinical information systems are designed to allow physicians to (i) access patient-specific clinical and payor information, (ii) generate prescriptions and orders for laboratory tests, patient education, and summaries of patient prescription and laboratory results history, and (iii) access databases containing managed care, disease management, health insurance, or diagnostic/treatment preferences.

         The Company's products operate within a client/server-based open architecture. The Company's products support HL-7 interfaces, incorporate TCP/IP and Microsoft NT protocols for real-time data transmission and run on the Microsoft Windows operating system and standard hardware platforms. The Company employs proprietary processes and standard commercial security measures to safeguard the privacy of clinical data accessed or transmitted on both private and public networks, including the Internet and the data communication paths within its products, including user passwords, 40 to 128-bit key encryption technology, and a triple-DES encryption algorithm. The Company expects to continue to employ industry standard security measures in the future.

         The Company licenses its clinical information systems to third party healthcare organizations, principally laboratories and prescription benefit management companies. The Company continues to pursue strategic relationships with healthcare providers as well as hospital information systems companies, physician practice management systems companies, and on-line services companies for the purpose of further developing and marketing its information systems.

         The Company offers its clinical information systems for provider users, and for laboratory and prescription clinical applications, summarized as follows:

Product Name               Product Description

Laboratory


Dr. Chart(R)               Dr. Chart(R)is a clinical software application that
                           allows physicians, nurses and other clinicians to effectively manage patient information from multiple sources, such as clinical laboratory, radiology, and pathology systems. Working in conjunction with our CDX(TM) integration product, Dr. Chart(R)provides clinicians with a common user interface to view and print patient data from various electronic information sources. Dr. Chart(R) combines both inpatient and outpatient care data, which gives the caregiver a complete picture of the patient's clinical history.

Dr. Chart Web(TM)          Dr. Chart(R) is also web-enabled, making the clinical
                           information available to a provider with a PC and a web browser in a secure Intranet environment.

Compliance Monitor(TM)     Compliance Monitor(TM) utilizes simple dialogues to
                           generate a warning to the provider when an order links an inappropriate diagnosis with a single or group of procedure codes. The application also generates an Advance Beneficiary Notice to support compliance with Health Care Finance Administration
                           ("HCFA") regulations.

Prescription

E-Rx Net(TM)               E-Rx Net(TM) is a web-enabled product that creates
                           legible and complete prescriptions that are screened for clinical and insurance preferences. The resulting prescription can then be printed, and in some cases, faxed or sent electronically to the patient's pharmacy. The patient's medication, allergy, and problem history is automatically stored in a central server, allowing for efficient data access by a physician involved in the patient's care.


Industry and Competition

         The healthcare industry generates billions of clinical and financial transactions each year, including, but not limited to, prescriptions, lab orders and results, radiology orders and results, medical claims, eligibility inquiries, encounters and referrals. While most direct healthcare spending takes place outside of the doctor's office, physicians control an estimated 80% of the medical dollar through their decisions. The growth of managed care has forced participants to become more efficient and sophisticated, while also demanding more information and increasing administrative requirements. Many of the inefficiencies in healthcare result from poor information exchange among participants, which include patients, providers, payors, and other trading partners. For physicians to meet the clinical and financial demands of managed care, the Company believes that moving patient-centered clinical and financial data electronically all along the continuum of care will become a business requirement. As an inexpensive, ubiquitous, and flexible technology, the Internet and secure intranets can be used to facilitate timely and accurate flow of information between the various participants in the healthcare system, within the rules promulgated by HCFA, The Health Insurance Portability and Accountability Act of 1996, and other various state statutes and regulations.

         Pharmacies, labs, payors, and managed care organizations are eager to enhance healthcare e-commerce, in order to reduce administrative costs while not compromising quality of care. For example, a physician who enters an electronic prescription could be warned about a patient's drug allergies or a potential drug interaction. The appropriate change could be made before the patient leaves the office, limiting the chance of misunderstanding and eliminating the need for additional administrative work. Over time, the patient's transactional data could be aggregated to create a basic electronic medical record that the physician could access, saving time and reducing the costs associated with lost records and neglected information. The Company believes that the combination of the size of the healthcare market, the changes currently affecting the healthcare market, and the relative lack of automation in such market creates significant business opportunities for companies like the Company, in the healthcare e-commerce industry.

         The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical information systems are the proprietary nature of methodologies, databases, and technical resources; the usefulness of the data and reports generated by the software; customer service and support; compatibility with the customer's existing information systems; potential for product enhancement; vendor reputation; price; and the effectiveness of marketing and sales efforts. In addition, as the market for clinical information systems develops, additional competitors may enter the market and competition may intensify. The area of healthcare e-commerce transaction networks has been targeted by many companies. The Company is also aware that other e-commerce transaction processing companies have targeted this industry as a growth market, and that those companies could in the future utilize their networks to process electronic healthcare e-commerce transactions. Certain of these companies have announced pilot programs.

         The Company believes that its ability to compete successfully in the healthcare e-commerce market will depend upon its ability to offer a variety of integrated products and services and to implement sales and marketing strategies that bring its products and services to the attention of its potential customer base. The Company believes that the timely development of new clinical information applications and the enhancement of existing clinical information systems are important to its competitive position. The Company's product development strategy is directed toward creating new applications that (i) increase the functionality of current products by providing enhanced interfaces; and (ii) expanding access to third-party systems and data repositories. The Company has approximately 20 professionals dedicated to systems development.

Risks Affecting the Company's Business

         The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The Company depends on its technical and implementation personnel. The Company's technical sales personnel typically support sales. The Company's ability to expand sales and enter into new vertical markets could be affected by a shortage of qualified technical sales support personnel. The Company depends on its trained implementation personnel or those of independent consultants to implement our software. A shortage in the number of trained implementation personnel could limit the Company's ability to implement its software on a timely and effective basis. Delayed or ineffective implementation of our software may limit the Company's ability to expand its revenues and may result in customer dissatisfaction and damage to the Company's reputation. Any of these events could seriously impair the Company's business, operating results and financial condition.

        Software programs are, by their nature, complex and have the potential to contain undetected errors or "bugs." Despite testing, bugs may be discovered only after the Company's product has been installed and used by customers. The Company has on occasion experienced delays in the scheduled introduction of new and enhanced products because of bugs. Undetected errors could result in adverse publicity, loss of revenues, litigation, liability, delay in market acceptance or claims against us by customers, any of which could seriously damage our business, operating results and financial condition.

        The majority of the Company's e-commerce revenues come from its laboratory reporting products. Therefore, a significant new entrant into the e-commerce market or a significant expansion by an existing competitor could have an adverse effect on the Company's business. As more fully described under
Item 3 Legal Proceedings, the Company is currently subject to a temporary restraining order ("TRO") in connection with the Dr. Chart(R) software and related products. Although the Company has asked the Court to vacate the TRO and to dismiss the B&H lawsuit, there can be no assurance as to when or if the TRO will be vacated or whether any preliminary or permanent injunctive relief may in the future be granted providing similar or additional constraints. The continued existence of the TRO, or similar preliminary or permanent injunctive relief, could have a material adverse effect on the Company.

         The market for the Company's products is characterized by frequent new product introductions and enhancements, rapid technological advances and rapid changes in customer requirements and preferences. Accordingly, the Company's future success will depend on its ability to enhance its existing products and to develop and market new products on a timely basis that respond to evolving customer requirements, achieve market acceptance and keep pace with technological developments. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such products or enhancements; that its software will not contain errors that would delay product introduction, shipment or implementation; or that any such new products or enhancements will be accepted by the market. Because the Company's products are important to the successful operation of its customers' managed care organizations, errors or delays in product development and enhancement may have a material adverse effect on the continued market acceptance of the Company's products and may expose the Company to claims from customers and third parties.

        The Company faces competition from many healthcare information systems companies and other technology companies, including Proxymed and Healtheon. Many of its competitors are significantly larger and have greater financial resources than the Company and have established reputations for success in implementing healthcare information service systems. Many companies, including companies developing new technologies utilizing an Internet-based system, have targeted the healthcare e-commerce transaction industry for growth.

Strategy

         The objective of the Company is to become a leading provider of Internet-based clinical e-commerce among both providers and healthcare organizations. By enabling providers and healthcare organizations to manage the collection, integration, and distribution of clinical information from disparate sources more effectively, the Company seeks to help providers and healthcare organizations meet medical necessity guidelines, manage patient care more effectively, analyze clinical utilization patterns, perform patient profiling, improve patient education, and improve delivery of care to patients.

        The Company's competitive strengths include (i) leading position in technology for the electronic management of laboratory orders and results; (ii) well-recognized customer base of approximately 50 healthcare organizations, including some of the largest hospital systems in the US and the largest prescription benefit manager in the US; and (iii) intellectual property that includes system interfaces to connect the Company's product to existing "legacy" information systems, and two patents for the electronic management of prescriptions in the physician's office.

         The Company has taken an incremental approach to practice automation. The Company gains entry to the practice through its line of laboratory products. The Company believes its laboratory products provide high value, are easy to use, and encourage the physician and his/her office staff to access the computer to manage laboratory orders and results. A position on the physician's "desktop" is necessary to capture the physician's orders electronically and is critical to being a leader in the e-commerce industry. The Company plans to expand its application offerings to the physician who is already using the computer for laboratory orders and results to incrementally increase automation of the clinical workflow.

         The Company's strategy is to:

                  - Use the Company's understanding of physician technology adoption for key clinical transactions.

                  - Create additional distribution channels to penetrate physician offices and further secure a position on the physician's desktop.

                  - Gain additional strategic, industry-leading customers.

                  - Provide high levels of service to a national physician and healthcare organization customer base.

                  - Gain critical mass through organic growth and acquisitions.

Proprietary Rights

         The Company is relying upon the effectiveness of protection provided by a combination of patent, trade secret and copyright laws, nondisclosure and other contractual provisions and technological measures to protect its proprietary position in its methodologies, databases and software. The Company has two issued U.S. patent applications by the United States Patent and Trademark Office, and a foreign patent application having subject matter common with both U.S. applications. The patents are directed to the Company's electronic prescription management system and related technologies. No assurance can be given that patent, trade secrets, copyright or other intellectual property rights can be successfully asserted in any court action. The Company also has copyrights in its software, user documentation and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to create databases that perform the same function. The Company distributes its clinical information systems products under agreements that grant customers non-exclusive licenses and generally contain terms and conditions restricting the disclosure and use of the Company's systems. In addition, the Company attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through confidentiality agreements with employees, consultants and third parties.

         The Company believes that, aside from the various legal protections of its proprietary information and technologies, factors such as the technological and creative skills of its personnel and product maintenance and support are integral to establishing and maintaining its position within the healthcare industry. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

Government Regulation

         As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the nature of the Company's relationship with physician organizations and the uncertainty of new regulations, many aspects of the Company's business operations have not been the subject of formal state or federal regulatory interpretations, and there can be no assurance that a review by courts or regulatory authorities of the Company's business or that of its affiliated physician organizations will not result in a determination that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

         Electronic Transmission of Prescriptions: A primary feature of the Company's products and services is the ability to electronically transmit (either by computer-to-facsimile or computer-to-computer) prescriptions from a doctor's office to a pharmacy. The ability of a pharmacist to fill an electronically transmitted prescription is governed by federal and state law. The United States Drug Enforcement Agency ("DEA") regulates the issuance and content of prescriptions for controlled substances. The United States Congress has approved the dispensing of prescriptions transmitted via facsimile of original, signed prescriptions for controlled substances other than for Schedule II drugs (narcotics). Neither Congress nor the DEA has addressed publicly electronic transmission of computer-generated prescriptions for controlled substances. The DEA is investigating the possibility of adopting a policy regarding electronic transmission of prescription orders, such as that used by the Prescription Systems, for controlled substances. No assurance can be given that Congress or the DEA will accept the method of transmitting prescriptions by electronic means for controlled substances in the future.

         The application of state rules to the use of the electronic prescription writing and management systems (the "Prescription Systems") varies. Additionally, other state laws that may affect the Company's ability to sell its products in certain states include certain state requirements that require licensure as either a doctor or a pharmacy in order for a third party to send or receive a prescription. A common carrier, such as a telephone company, is often excluded from such requirements. The Company's ability to market in such states would depend upon each state's willingness to deem the Company to be a common carrier of such prescriptions, the assurance of which cannot be given. Modification or further clarification of federal and state rules regarding use of the Prescription Systems in a manner that reduces their utility may have a material adverse effect on the Company.

         FDA Regulation: Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation, or prevention of disease, are subject to regulation by the Food and Drug Administration ("FDA") as medical devices under the Federal Food, Drug and Cosmetic Act of 1938, as amended (the "FDCA"). The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing, and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; FDA clearance of a pre-market notification submission or FDA approval of a pre-market approval application; medical device adverse event reporting; and prohibitions on misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties and other sanctions, including, but not limited to, product seizure, recall, repair, or refund orders, withdrawal or denial of pre-market notifications or pre-market approval applications, denial, or suspension of government contracts, and injunctions against unlawful product manufacture, labeling, promotion, and distribution, or other activities. In its 1989 Draft Policy For the Regulation of Computer Products ("Draft Policy"), the FDA stated their policy regarding the regulation of software products, including its intent to exempt certain clinical decision support software products from a number of regulatory controls. Under the Draft Policy, the FDA stated that it intended to exempt certain decision support software products that involve "competent human intervention before any impact on human health occurs (e.g., where clinical judgment and experience can be used to check and interpret a system output)" from the following controls: manufacturer establishment registration and device listing, pre-market notification, and compliance with the medical device reporting and current good manufacturing practice regulations. In the Draft Policy, the FDA stated that until it formally exempted decision support software products from these requirements, manufacturers of eligible decision support software products would be required to comply with those controls.

         Since issuing the Draft Policy, the FDA has not issued a final policy on this issue, not formally exempted any products as discussed in the Draft Policy, and has regulated additional software products. The FDA has referred to the Draft Policy in official presentations regarding software regulation and in decisions and opinions regarding the regulatory status of various products. Over the last several years, however, the FDA has stated that it intends to issue a new policy concerning computer products and has been increasing its efforts to develop this policy in recent months. Under this new policy being considered, exemptions from regulatory controls, if any, may be based upon a product specific "risk factor" analysis. For purposes of this analysis, the FDA may consider, among other things, the following: (i) seriousness of the disease to be diagnosed or treated, (ii) the time frame for use of the information, (iii) whether the data output is provided or manipulated in a novel or non-traditional manner, (iv) whether the software provides individualized patient care recommendations, (v) whether the mechanism by which the software arrives at a decision is hidden or transparent and (vi) whether the product provides new capabilities for the user. Given the FDA's intent to issue a new policy concerning the regulation of computer software, which policy may or may not conform to FDA's current reasoning, there can be no assurance as to the effect of such a policy, if any, upon the regulatory status of the Company's products.

         The Company's clinical information systems are intended to assist healthcare providers in analyzing economic and quality data related to patient care and expected outcomes in order to maximize the cost-effectiveness of general treatment plans and practice protocols. These products are not intended to generate the primary source of specific diagnostic data, result or affect the use of specific therapeutic interventions for individual patients. As such, the Company believes that its clinical information systems are not medical devices under the FDCA, or, if medical devices not actively regulated by the FDA at this time, and, thus, are not subject to many, if any, of the controls imposed on manufacturers of medical devices. The Company further believes that to the extent that its products might be determined to be medical devices, and not otherwise exempt from regulation, they fall within the exemptions for decision support systems provided by the Draft Policy. The Company has not taken action to comply with the requirements that would otherwise apply if the Company's products were determined to be non-exempt medical devices.

         There can be no assurance that the FDA will not make a request or take other action to require the Company to comply with any or all current or future controls applicable to medical devices under the FDCA. There can be no assurance that, if such a request were made or other action were taken, the Company could comply in a timely manner, if at all, or that any failure to comply would not have a material adverse effect on the Company's business, financial condition or results of operations, or that the Company would not be subjected to significant penalties or other sanctions. There can be no assurance that the FDA will continue to permit any or all of the exemptions provided in the Draft Policy, or in a new policy statement, if any, or that the FDA will promulgate regulations formally implementing such exemptions. There can be no assurance that the Company's current or future clinical information systems will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Confidentiality of Medical Information: The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. These federal and state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician, managed care organization, or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly.

         With respect to its electronic clinical information systems, the Company uses a state-of-the-art security system, including user passwords, 128-bit key encryption technology and a triple-DES encryption algorithm, to safeguard the privacy of clinical data accessed or transmitted on both private and public networks, including the Internet, and will continue to employ such security measures in the future. The Company believes that its procedures currently comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply.

         Each state has various laws protecting the confidentiality of patient medical information, including laboratory and prescription information. Although it is not uncommon for a third party to have access to such information, in most states, such third party has an obligation to maintain the confidentiality of such information and could be subject to liability if that obligation is breached. Although, as discussed above, the Company has procedures to maintain the confidentiality of the information it receives, there can be no assurance that inadvertent disclosure of information will not occur to the detriment of the Company's business.

         Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Furthermore, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of HHS to recommend legislation or promulgate regulations governing privacy standards for individually identifiable health information and creates a federal criminal offense for knowing disclosure or misuse of such information and to implement security and electronic signature standards for the electronic transmission of medical information by prior to August 1999. In August 1998, Secretary Shalala proposed such standards, although they have not yet been adopted in final form. When adopted in final form, such regulations could require the Company to expend substantial additional resources to comply with the revised standards. These statutes and regulations may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records of healthcare providers to submit information from patient records using the Company's applications.

         Reimbursement: Management estimates that approximately 40% of the revenues of the Company's affiliated physician group practices are derived from payments made by government-sponsored healthcare programs (principally Medicare, Medicaid and state reimbursement programs). Consequently, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. The federal Medicare program has implemented a system of reimbursement of physician services, RBRVS. The Company expects that future changes in the RBRVS fee schedule, as required by law, and in Medicare reimbursement generally, will result, in some cases, in a reduction and, in some cases, in an increase from historical levels in the per-patient Medicare revenue received by certain of the physician organizations with which the Company contracts. Reductions in the RBRVS fee schedule may have a material adverse effect on the Company, and if adopted by other payors, could have a further material adverse effect on the Company.

         Billing: There are state and federal civil and criminal statutes, which impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers who fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. There is no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it is in material compliance with such regulations, but regulatory authorities may differ in their interpretations of such regulations and, in such event, the Company might have to modify its relationship with physician organizations. Noncompliance with such regulations by either the Company or its affiliated physician groups could have a material adverse effect on the business, financial condition and results of operations of the Company and subject it and affiliated physician groups to penalties and additional costs.

         Billing Agent, and Medicare Reassignment Rules: The Company is subject to Medicare rules governing billing agents. These rules prohibit a billing agent from receiving a fee based on a percentage of Medicare collections if the billing agent collects Medicare payments for its own account, and may require Medicare payments for the services of physicians to be made directly to the physician providing the services or to an account opened solely in the name of the physician or the physician's group. If an enforcement agency determines that the physician or his group violated any of these rules, the physician and/or his group could be excluded from the Medicare program and subject to civil monetary penalties, and Medicare payments collected under the agency arrangement would be subject to recoupment, all of which could have a material adverse effect on the Company.

         In addition, the revenues of physician practices affiliated with the Company and the Company's revenues from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which physicians may assign their revenues from services rendered to beneficiaries. Under these "reassignment" rules, the Company may not be able to require physicians to assign third-party payor revenues received from government-sponsored payment programs unless the physicians are employees of the Company, the Company is a healthcare delivery system (or physician directed clinic), the Company is a qualified billing agent for the physicians, or other conditions are met. In addition, governmental payment programs and certain commercial insurers will not pay for the services of mid-level practitioners who are supervised by physicians, unless the mid-level practitioners' services are rendered "incident to" physician services. To meet this "incident to" requirement, the mid-level practitioners must be either direct or leased employees of the physician group at which they work. If an enforcement agency determines that the Company or an affiliated physician practice has violated any of the various "reassignment" and "incident to" rules, the affiliated physician practice could be excluded from such payment program, payments could be recouped, civil penalties could be imposed, and continued violations, after notice, could result in criminal penalties.

         On December 18, 1998, the Office of the Inspector General of the Department of Health and Human Services (the "OIG") issued a notice providing guidance to third-party billing companies concerning compliance by such companies and their provider customers with applicable federal rules and regulations associated with proper coding, billing and related procedures. Risk areas in which the OIG focused attention included, among others, billing for services or items that have not been documented, duplicate billing, unbundling, upcoding, computer software programs that encourage billing personnel to enter data in fields indicating services were rendered though not actually performed or documented and other kinds of abusive activities. While the adoption of applicable compliance plans is voluntary, adoption of such plans may be helpful in avoiding criminal and civil prosecution under various state and federal statutes. The Company has taken steps to develop and adopt appropriate procedures as well as a compliance plan in an effort to comply and to cause its customers to comply with applicable billing rules, and the Company believes that it is in material compliance with such rules. There can be no assurance, however, that the Company's activities or the activities of its customers will not be challenged or scrutinized by governmental authorities or third party payors, the effect of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

         Corporate Practice of Medicine and Fee Splitting: The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. These laws forbid both direct control over medical decisions and indirect interference, such as splitting medical fees with physicians or controlling budgetary allotments for patient care. Laws regarding the corporate practice of medicine vary from state to state and are enforced by the courts and by regulatory authorities.

                  Recently, the Florida Board of Medicine ruled that percentage-based management fees paid by physicians to management companies for marketing and other practice enhancement services constitute an improper fee splitting arrangement under Florida law and may violate the Florida anti-referral law. Similarly, the New York Department of Health has taken the position that management and billing service fees based on a percentage of collections violates New York's prohibition against fee splitting by licensed professionals. In addition, the OIG has raised similar questions under the federal anti-kickback statute concerning management and billing fees calculated in a manner that is based on revenues. See discussion below of the Inspector General's advisory opinion issued in April, 1998.

         All of the management service agreements ("MSAs") between the Company, or the Company's majority-owned MSOs, and the physician groups and networks they serve address these issues by providing that the physician organization retains complete control over medical decision making, and neither the Company nor the MSO may interfere with the professional judgment of medical personnel or control, direct or supervise the provision of medical services.

         Furthermore, the MSAs provide that the Company or MSO, as the case may be, may not perform any services or activities that constitute the practice of medicine. The role of the Company is as a management or consulting organization to perform administrative and business functions. In addition, the Company has abandoned such percentage of collection fees in all of the new MSAs with physicians in New York and is currently working toward modifying all of its current MSAs in New York. Although the Company believes it is in material compliance with regulations regarding the corporate practice of medicine, no assurance can be given that its operations will not be challenged by regulatory authorities.

         A determination in any state that the Company is engaged in the corporate practice of medicine or fee splitting could render any management services agreement or Independent Practice Association ("IPA") provider agreement between the Company and a practice in such state unenforceable or subject to modification in a manner materially adverse to the Company.

         Fraud and Abuse Statutes: Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration which is intended to induce business for which payment may be made under a federal healthcare program. A federal healthcare program is any plan or program that provides health benefits, whether directly, through insurance or otherwise, which is funded directly, in whole or in part, by the United States government (e.g., Medicare, Medicaid and CHAMPUS). Excluded from the definition of federal healthcare program is the Federal Employee Health Benefits Program.

         The type of remuneration covered by the Anti-kickback Statute is very broad. It includes not only kickbacks, bribes, and rebates, but also proscribes any such remuneration, whether made directly or indirectly, overtly or covertly, in cash or in kind. Moreover, prohibited conduct includes not only remuneration intended to induce referrals, but also remuneration intended to induce the purchasing, leasing, arranging, or ordering of any goods, facilities, services, or items paid for by a federal healthcare program. In some instances, for example, the government may construe some of the marketing and managed care contracting activities conducted by the Company as arranging for the referral of patients to physician groups managed by the Company. In addition, in the event the Company provides management services to two or more physician groups and charges a percentage-based fee for those services, any cross-referral from a physician in one group to a physician in another group could be deemed to benefit the referring physician since the value of that physician's ownership in the Company will increase if the other physician group pays a management fee which is related to the service provided pursuant to the referring physician's referral. In addition, on April 15, 1998, the OIG issued an advisory opinion (the "Advisory Opinion") in which it found that a proposed management services agreement between a physician practice management company and a physician practice, which included a percentage of net practice revenues as a component of the management fee, may involve illegal payments under the federal anti-kickback statute. Although the Advisory Opinion provides valuable insight into areas of governmental concern, it is only applicable to, and cannot be relied upon by anyone other than, the individual requesting the opinion and is limited to its specific facts.

         The arrangement addressed in the Advisory Opinion involved a management company providing a physician practice with certain management services which included, in addition to standard management services, "direct marketing" services and establishing a network to which the physician would be required to refer his patients. As part of the management company's compensation, it would receive a percentage of the practice's net revenues (a term that was not defined).

         The OIG concluded that these features of the arrangement "may include prohibited remuneration" under the federal anti-kickback statute. The OIG determined that while the agreement "may" be problematic, a definitive conclusion would require a determination of the parties' intent, which is beyond the scope of the advisory opinion process. Additionally, the Advisory Opinion reiterated the OIG's longstanding concern that percentage billing arrangements could increase the risk of upcoding and similarly abusive billing practices, and could incentivise the billing agent to influence providers to overutilize services.

         The Company's management and consulting agreements are factually distinct from the arrangement reviewed by the OIG. The Company does not engage in any "direct marketing" activity on behalf of the physician practices it manages. Additionally, the Company does not set up networks to which physicians managed by the Company are required to refer. Furthermore, for there to be a violation of the federal anti-kickback statute, there must be an intent to induce referrals. The intent of the Company's agreements with its physician customers is to be paid fair market value for management services that reduce the practice's administrative burdens, and free physicians to focus more of their time on the quality of patient care delivered. The Company does not intend to induce or arrange for referrals through the provision of its management services. Rather, the Company assists its managed practices in monitoring the appropriateness of services through utilization review and other programs.

         In general, the Anti-kickback Statute has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements potentially subjecting such arrangements to lengthy expensive investigations and prosecutions initiated by federal and state government officials. Many states, including some of those in which the Company does business, have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Company believes that, although it is receiving remuneration under the MSAs for management services, it is not in a position to make or influence the referral of patients or services reimbursed under government programs to the physician groups and, therefore, believes it has not violated the Anti-kickback Statute. Although the Company will assist physician groups and networks in negotiating its contracts to provide professional services and will provide marketing and advertising services on behalf of such groups and networks, the Company will not refer patients to such groups and networks. Payments to the Company by such groups and networks in connection with marketing and advertising services should not be viewed as payments to the Company to induce referrals because the marketing services provided by the Company are of a general nature, and are not intended to direct patients to any particular provider for any particular Medicare/Medicaid covered item or service. Payments or issuances of Company stock or stock options to physicians should also not be viewed as payments to induce the purchase of an item or service reimbursable by Medicare or state healthcare programs, and management fees paid by affiliated physician groups and/or networks to the Company should not be viewed as payments to induce the Company to refer patients to such groups and networks because such payments will be consistent with the fair market value of the items or services received in exchange. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged. Although the Company believes that it is in compliance with the federal fraud and abuse statute, any exclusion or penalty applied to one or more affiliated physician groups or networks due to a violation of the federal fraud and abuse laws could have a material adverse effect upon the Company. Moreover, the Company is not a separate provider of Medicare or state health program reimbursed services.

         To the extent the Company is deemed to be either a referral source or a separate provider under its MSAs, the financial arrangements under such agreements could be subject to scrutiny and prosecution under the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by criminal fines up to $25,000 per violation and imprisonment for up to five years; a civil monetary penalty of $50,000; and/or civil damages of not more than three times the amount of remuneration offered, paid, solicited or received without regard to whether any portion of such remuneration was for a lawful purpose. In addition, the U.S. Department of Health and Human Services ("HHS") may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In July 1991, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provided exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements and employee relationships. Additional safe harbors were proposed in September 1993 offering new protections under the Anti-kickback Statute to eight activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal. Although the Company believes that it is not in violation of the Anti-kickback Statute, its operations may not fit within any of the existing or proposed safe harbors. Notwithstanding the availability of advisory opinions from the OIG, the Company has not sought, and has no present intention of seeking, an advisory opinion regarding any aspect of its current operations or arrangements with physicians.

         Physician Self-Referral Laws: Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, a physician or a member of his or her immediate family from referring Medicare patients to an entity providing designated health services in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, including the physician's group practice. The designated health services include radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services and providing durable medical equipment, parenteral, and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that its activities are not in violation of Stark I or Stark II. Stark II also applies to indirect financial arrangements. To the extent physicians managed by the Company are determined to have an indirect financial relationship with physicians in separate practices that are managed by the Company, absent a Stark II exception, referrals for designated health services between physicians in different practices could be prohibited.

         Stark II also governs a physician's ability to refer patients for designated health services within the practices and networks that the Company manages in light of the physician's ongoing compensation arrangements with such practices and networks. An exception for in-office ancillary services requires that the practices and networks meet certain structural and operational requirements on an ongoing basis in order to bill for in-office ancillary designated health services rendered by employed or contracted physicians. A key feature of the in-office ancillary services exception is the Stark law's definition of "group practice." In this regard, on January 9, 1998, the Healthcare Financing Administration ("HCFA") published proposed regulations interpreting the scope and refining the application of the Stark II law and has issued one advisory opinion analyzing certain components of the group practice definition. These proposed regulations provide, in the case of designated health services provided by a group practice, that the overhead expenses and income from the practice must be distributed according to methods that indicate that the practice is a unified business and not based on each satellite office operating as if it were a separate enterprise. There can be no assurance that the distribution methodologics used by practice groups managed by the Company will meet the unified business requirement. A determination that any practice group's sharing of overhead expenses and income does not comply with Stark II would preclude physician owners of such practice groups from referring Medicare/Medicaid patients to their practice group(s) for certain designated health services, and could have a material adverse effect on such group(s), and therefore the Company.

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

         Notwithstanding the availability of advisory opinions from HCFA regarding provisions of the Stark law, the Company has no present intention to seek an advisory opinion regarding its current operations, arrangements with physicians or the referral activities of physicians in the practices and networks it manages.

         A number of states have enacted self-referral laws that are similar in purpose to Stark II but which impose different restrictions on referrals from Stark II. These various state self-referral laws have different requirements. Some states, for example, only prohibit referrals when the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services or, alternatively, to all healthcare services furnished by a provider. Some states do not prohibit referrals at all, but require only that a patient be informed of the financial relationship before the referral is made. Most of the states in which the Company conducts business have adopted some form of self-referral law. Many states, including Pennsylvania, have self-referral laws that are particularly applicable to workers' compensation patients. The Company believes that its current operations and the structure of the practices and networks it manages are in material compliance with the self-referral laws of the states in which such practices and networks are located, however, there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities, the effect of which could have a material adverse effect on the business, financial conditions, and results of operations of the Company.

         False Claims: Under numerous federal laws, including the Federal False Claims Act (the "False Claims Act"), the federal government is authorized to impose criminal, civil and administrative penalties on any healthcare provider that files a false claim for reimbursement from a federally funded health program (such as Medicare or Medicaid). Recently enacted federal legislation also imposes federal criminal penalties on persons who file false or fraudulent claims with private insurers. While the criminal statutes are generally reserved for instances of fraud, the civil and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. Civil sanctions may be imposed if the claimant knew or should have known that billing was improper. The government also has taken the position that claiming reimbursement for services that are substandard is a violation of these false claims statutes if the claimant knew or should have known that the care was substandard or rendered under improper circumstances. Private persons may bring civil actions to enforce the False Claims Act. Under certain lower court decisions, claims derived from the Anti-kickback Statute or the Stark law have been deemed to be, or may under certain circumstances be construed to be, false claims.

         PIP Regulations: HCFA has issued final regulations (the "PIP regulations") covering the use of physician incentive plans ("PIPs") by HMOs and other managed care contractors and subcontractors that contract to arrange for services to Medicare and Medicaid beneficiaries ("Organizations"). Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services that the group does not directly provide (e.g., if a primary care group takes risk but subcontracts with a specialty group to provide certain services) must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, payments of any kind, direct or indirect, to induce providers to reduce or limit covered or medically necessary services are prohibited ("Prohibited Payments"). Further, where there are no Prohibited Payments but there is risk sharing among participating providers related to utilization of services by their patients, the regulations contain three groups of requirements: (i) requirements for physician incentive plans that place physicians at "substantial financial risk," (ii) disclosure requirements for all Organizations with PIPs: and (iii) requirements related to subcontracting arrangements. In case of substantial financial risk (defined in the regulations according to several methods, but essentially risk in excess of 25% of the maximum payments anticipated under a plan with less than 25,000 covered lives), Organizations must conduct enrollee surveys and ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of the increasing public concerns regarding PIPs, the PIP regulations may become a model for the industry as a whole. Although the Company currently has no contracts that require compliance with the PIP regulations, the regulations, by limiting the amount of risk that may be imposed upon physicians in certain arrangements, could have an effect on the ability of the Company to effectively reduce the costs of providing services, by limiting the amount of risk that may be imposed upon physicians.

         Antitrust: Because the physician organizations managed by the Company remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. In particular, the antitrust laws have been interpreted by the Federal Trade Commission and the United States Department of Justice to prohibit joint negotiations by competitors of price terms in the absence of financial risk that is shared among the competitors, other financial integration or substantial clinical integration among the competitors. The Company intends to comply with such state and federal laws as may affect its development of, and contracting for, integrated healthcare delivery networks, but there can be no assurance that review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and its affiliated physician groups.

         Insurance Regulations: Laws in all states regulate the business of insurance and the operation of Health Maintenance Organizations ("HMOs") HMOs. On August 10, 1995, the National Association of Insurance Commissioners ("NAIC") issued a report opining that certain risk-transferring arrangements may entail the business of insurance, to which state licensure laws apply, but that licensure laws would not apply where an unlicensed entity contracts to assume "downstream risk" from a duly licensed health insurer or HMO for healthcare provided to that carrier's enrollees. In addition, in December 1996, the NAIC issued a report entitled "Regulation of Health Risk Bearing Entities," which sets forth issues to be considered by state insurance regulators when considering new regulations, and encourages that a uniform body of regulation be adopted by the states. Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry. In some states, including some of those in which the Company does business, these statutes and regulations subject any physician or physician network engaged in risk-based contracting, even if through HMOs and insurance companies, to applicable insurance laws and regulations, or other laws and regulations, which may include, among other things, providing for minimum capital requirements and other safety and soundness requirements. Although the NAIC's conclusions are not binding on the states, the Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives. The Company will enter into capitated contracts only with licensed insurance companies and HMOs, and only if allowed by state law. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of insurance laws and healthcare network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

         Licensure; Certificate of Need: Certain of the ancillary services that the Company anticipates providing on behalf of the practices and networks it manages are now, or may in the future be, subject to licensure or certificate of need laws in various states. There can be no assurance that the Company, or the practices or networks it manages, will be able to obtain such licenses or certificate of need approval to the extent required for the particular ancillary service.

         Healthcare Reform: As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been and continue to be introduced in the U.S. Congress and state legislatures relating to healthcare reform, which may contain proposals to increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. There can be no assurance as to the ultimate content, timing, or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material to the Company.

Employees

As of March 31, 1999, the Company had a total of approximately 46 employees in continuing operations and approximately 110 employees associated with discontinued operations. The Company is not and never has been a party to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

         The Company currently leases 26,302 square feet of office space in Tarrytown, New York, 17,552 square feet of which it occupies, and 8,750 square feet of which it sublets. The Company is responsible for an annual rent of approximately $500,000, which includes the sublet portion that generates approximately $160,000 of rental income. Both the lease and the sublease expire March 2002. The Advanced Health Management subsidiary occupies 4,065 square feet of leased office space in Marietta, Georgia. The lease expires January 2001, and has annual rent of approximately $50,000. The Advanced Health Technologies subsidiary occupies 8,028 square feet of leased office space in Fort Washington, which expires December 2002 and has an annual rent of approximately $128,000. The Integrated Medical Management subsidiary occupies 13,014 square feet in Malvern, Pennsylvania. The annual rent is approximately $200,000 and the lease term expires June 2004.

ITEM 3.  LEGAL PROCEEDINGS

         On September 23, 1997, the Company commenced an action in the Supreme Court of the State of New York against Synetic, Inc. ("Synetic") entitled Advanced Health Med-E-Systems Corporation v. Synetic, Inc. to collect $1 million owing by Synetic to the Company pursuant to a software license agreement. On October 1, 1997, Synetic filed an answer to this lawsuit and asserted various counterclaims against the Company, in which Synetic alleged that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As previously announced, the parties settled their dispute in January 1999, and all claims have been dismissed with prejudice.

         From July 1 through August 17, 1998, eleven putative class actions were filed in the United States District Court for the Southern District of New York, all of which have been consolidated under the caption In re Advanced Health Corporation Securities Litigation. The consolidated complaint, filed in February 1999, seeks, among other remedies, certification as a class action and unspecified damages resulting from defendants' alleged violations of federal securities laws. The consolidated complaint alleges that the Company and its current or former officers or directors, Jonathan Edelson, M.D., Steven Hochberg, Alan B. Masarek, Robert Alger and Michael W. Rogers are liable for certain misrepresentations and omissions regarding, among other matters, the Company's operations, performance, and financial condition. The litigation is still in the preliminary stages, and the Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

         On September 16, 1998, Bukstel & Halfpenny, Inc. ("B&H") commenced an action in the Supreme Court of the State of New York entitled Bukstel & Halfpenny, Inc. v. Advanced Health Corporation. In addition to the Company, the complaint names as defendants Advanced Health Med-E-Systems Corporation, Advanced Health Bukstel & Halfpenny Corporation, Jonathan Edelson, M.D., Alan Masarek, and Michael W. Rogers.

The Complaint asserts violations of the federal securities laws, common law fraud and other common law claims in connection with the Company's September 17, 1997 purchase of certain assets from B&H, and seeks rescission of the asset purchase agreement or unspecified damages. On October 30, 1998, B&H obtained an order to show cause and temporary restraining order, which temporarily prevents the Company from transferring certain software source code to Mayo Medical Laboratories and from including certain "software escrow" provisions in certain software licensing agreements for the Dr. Chart(R), Clinical Data Repository(TM), Clinical Data Exchange(TM) and Application Interface Engine(TM) products (the "TRO"). On November 17, 1998, the Court held a hearing on the Company's motion to dismiss the complaint and for sanctions on plaintiff's motion for expedited discovery and a preliminary injunction. No decision has been rendered to date. The Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

         On December 12, 1998, the Company commenced an action in the Supreme Court of the State of New York against Madison Medical - The Private Practice Group of New York, L.L.P. ("Madison") entitled Advanced Health Corporation v. Madison Medical - the Private Practice Group of New York, L.L.P. The Company seeks to collect $2 million plus interest owing by Madison to the Company pursuant to a Promissory Note executed by Madison in favor of the Company. On January 15, 1999, the Company, through its majority owned subsidiary, Uptown Physician Management, Inc. ("Uptown") commenced an American Arbitration Association arbitration proceeding against Madison entitled Uptown Physician Management, Inc. v. Madison Medical -- the Private Practice Group of New York, L.L.P. to collect $2.1 million in fees owed pursuant to a management services agreement between the parties. Madison has asserted a defense in the action and a counterclaim in the arbitration seeking $2.4 million in damages based on the Company's and Uptown's alleged breaches of the management services agreement. On March 31, 1999, the Company announced a settlement with Madison of both disputes for an aggregate payment to the Company of approximately $2.5 million, $700,000 of which is to be paid by April 30, and the remaining $1.8 million plus interest to be paid in installments over time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock began trading on the Nasdaq National Market under the symbol "ADVH" on October 3, 1996, and on February 1, 1999, changed its symbol to "AHTC."

         (a)      Market Information

         The following sets forth the high and low bid price for the period commencing January 1, 1998 through December 31, 1998 as reported by NASDAQ.

Quotations reflect inter dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                  Common Stock                               High               Low
January 1, 1998 through December 31, 1998                    $18.813            $ 1.063
First Quarter ended March 31, 1998                            18.813             12.250
Second Quarter ended June 30, 1998                            17.375              5.250
Third Quarter ended September 30, 1998                         5.375              1.063
Fourth Quarter ended December 31, 1998                         2.813              1.188

         (b)      Approximate Number of Equity Stockholders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 25, 1998 is approximately 250. The Company believes that the number of beneficial holders of the Company's Common Stock as of March 25, 1998 is in excess of 300.

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


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the five years ended December 31, 1998, and the consolidated balance sheet data as of December 31, 1998, 1997, and 1996 are derived from the consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations and balance sheet data for the periods ending December 31, 1994 to December 31, 1998 are derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

(In thousands except per share data)                                1994           1995          1996           1997          1998
                                                                    ----           ----          ----           ----          ----
REVENUE                                                          $     379     $    1,054    $    2,657     $   11,910    $    3,530
COST OF REVENUES                                                        12            340           799          1,030         1,942
                                                                 -------------------------------------------------------------------
             Gross profit                                              367            714         1,858         10,880         1,588
OPERATING EXPENSES                                                   2,900          6,412         6,042          5,169        14,133
RESTRUCTURING CHARGES                                                    -              -             -              -         7,645
                                                                 -------------------------------------------------------------------
             Operating (loss) income                               (2,533)        (5,698)       (4,184)          5,711      (20,190)
OTHER INCOME, Net                                                     (15)            (8)            15          1,144         2,073
                                                                 -------------------------------------------------------------------
             Net (loss) income from continuing operations
                before income taxes                                (2,548)        (5,706)       (4,169)          6,855      (18,117)
INCOME TAX PROVISION (BENEFIT)                                           -              -       (1,668)            365         4,722
                                                                 -------------------------------------------------------------------
             Net (loss)/income from continuing operations          (2,548)        (5,706)       (2,501)          6,490      (22,839)
DISCONTINUED OPERATION:
             (Loss) income from discontinued operations                  -              -         1,036            668      (29,280)

       (Loss) on disposal of discontinued operations                                                                 -      (23,074)
                                                                 ==================================================================
             Net (loss) income                                   $ (2,548)    $   (5,706)   $   (1,465)     $    7,158   $  (75,193)
                                                                 ==================================================================

PER SHARE INFORMATION
       Basic net (loss) income  per share:
             (Loss) income from continuing operations              ($1.03)        ($1.47)       ($0.48)          $0.82       ($2.27)
             (Loss) income from discontinued operations                  -              -         0.20           $0.09       ($2.90)
             (Loss) on disposal of discontinued operations               -              -             -              -       ($2.29)
                                                                 ==================================================================
                  Basic net (loss) income per share                ($1.03)        ($1.47)       ($0.28)          $0.91       ($7.46)
                                                                 ==================================================================
       Diluted net (loss) per share:
             (Loss) income from continuing operations              ($1.03)        ($1.47)       ($0.48)          $0.73       ($2.27)
             (Loss) income from discontinued operations             $0.00          $0.00         $0.20           $0.08       ($2.90)
             (Loss) on disposal of discontinued operations               -              -             -              -       ($2.29)
                                                                 ==================================================================
                  Diluted net (loss) income per share              ($1.03)        ($1.47)       ($0.28)          $0.81       ($7.46)
                                                                 ==================================================================
Common shares used in computing per share amounts:
       Basic                                                        2,482          3,893         5,149          7,872        10,085
       Diluted                                                      2,482          3,893         5,149          8,891        10,085

(In thousands)                                                                            1996           1997          1998
                                                                                          ----           ----          ----

Balance Sheet Data

Cash and cash equivalents                                                             $   12,086     $    7,534    $    9,269
Investments in marketable securities                                                       7,390         34,082         6,972
Certificates of deposit                                                                        -          5,399         2,580
Working capital                                                                           26,603         61,644         7,779
Total assets                                                                              35,400         94,358        44,634
Total debt                                                                                     -              -           809
Total Stockholders' equity                                                                31,884         93,100        29,890


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's actual results could differ materially from its historical results or from any forward-looking statements made or incorporated into this Annual Report. Factors that may cause such differences include, but are not limited to, failure of the clinical e-commerce industry to develop at anticipated rates, failure of the Company's clinical information technology products and services to gain significant market acceptance, failure to meet operating objectives or to execute the operating plan, failure to successfully restructure the Company's business units, competition and other economic factors.

OVERVIEW

         Advanced Health Corporation (the "Company") develops and provides clinical information systems and health care information technology solutions for use by integrated delivery systems, hospitals, and other health care organizations. The Company generates revenues from fees for the use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees.

         The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company has restructured its continuing business operations, acquired new technology to develop and market and has discontinued the development and marketing of certain products from its product line, and is marketing its products to different customers.

         For the year ended December 31, 1998, the Company reported a net loss from continuing operations of $22.8 million and a net loss from discontinued operations of $52.4 million, for a total net loss of $75.2 million. Included in the net loss from continuing operations is $7.6 million of restructuring charges of which $6.2 million is non-cash. The Company announced plans to divest its practice management services unit in order to enable the Company to devote its full resources to expanding its Internet-based laboratory and prescription transaction management business. The restructuring action described below contains forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business.

         The Company's restructuring of its information technology unit includes placing increased emphasis on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company will be redirecting its sales efforts to develop distribution channels including Internet portals and increase sales for its product lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from what it believes is the rapidly gaining importance of e-commerce. At December 31, 1998, the Company had a contract backlog of approximately $1.2 million of revenue that the Company expects to recognize in 1999.

RESULTS FROM CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1998 AND 1997

         Total revenue from continuing operations for the year ended December 31, 1998 decreased to $3.5 million from $11.9 million in the comparable period ended December 31, 1997, primarily as a result of a change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of non-recurring license revenues and software and training revenues.

         Cost of revenues for the year ended December 31, 1998 increased to $1.9 million from $1.0 million for the comparable period ended December 31, 1997. The increase in cost of revenues related primarily to an increase in direct costs including amortization of capitalized research and development costs prior to write-off of these assets, and expenses related to the revenue generated by Bukstel & Halfpenny, which the Company acquired in September 1997.

         Operating expenses for the year ended December 31, 1998 increased to $14.1 million from $5.2 million for the comparable period ended December 31, 1997 and included non-recurring expenses and non-capitalized software development costs of approximately $5.6 million. The Company is not capitalizing any software development costs and has not capitalized any such costs since the quarter ended March 31, 1998. Further, the Company decided to focus its technology sales efforts around its laboratory and prescription software products and as a result of this action, software development assets related to other products, amounting to $6.2 million, were determined to be unrealizable and the remaining net value of these assets was charged to restructuring. Since that determination, the Company is not capitalizing any such costs but is treating them as period costs which are included in operating expenses in the Company's consolidated financial statements. The above referenced write-off left $.4 million remaining in unamortized capitalized software development costs relating to laboratory and prescription software products. The increase in expenses also reflect costs related to the operations of B & H which the Company acquired in September 1997 and other charges as described above.

         Restructuring charges for the year ended December 31, 1998 amounted to approximately $7.6 million and represent amounts primarily associated with the write-down of capitalized software assets as explained above. The remaining $1.4 million of the $7.6 million restructuring charge relates primarily to facility closures and personnel reductions.

         Other income, net for the year ended December 31, 1998, was $2.1 million as compared to $1.1 million for the year ended December 31, 1997 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on public offering and operating cash.

         Provision for income taxes includes payments made for state and local income taxes based on amounts other than taxable income, and a charge of $4.1 million to record a valuation allowance against prior year deferred tax assets, as it is more likely than not that these assets will not be realized.

         The net loss from continuing operations for the year ended December 31, 1998 was $22.8 million compared to net income of $6.5 million for the year ended December 31, 1997 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
YEAR ENDED DECEMBER 31, 1998 AND 1997

         In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit. Prior to this action, the Company had restructured this unit into an outsourcing services company designed to provide professional services to the healthcare industry that would selectively contract with customers that would potentially generate increased profitability. For the year ended December 31, 1998, the Company reported a net loss from discontinued operations net of income taxes of $29.3 million and an estimated loss of $23.1 million from the anticipated disposition of the management services unit of which $16.0 million is non-cash for each of the discontinued operations and disposition, compared to $.7 million for the comparable period ending December 31, 1997. The Company's historical financial information has been restated to report the results of the discontinued operation on a consistent basis for the years ended December 31, 1998, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $18.8 million, compared to $47.0 million at December 31, 1997.

         At December 31, 1998, the Company had negative cash flow from its operating activities of ($10.2) million, compared with a positive $4.7 million at December 31, 1997. This decrease in net cash flows from continuing operations was due to a $82.4 million decrease in net income. Accounts payable, accrued expenses and other current liabilities increased

$3.9 million due principally to certain non-recurring expenses and restructuring charges. Net cash provided by investing activities from continuing operations was $27.7 million for the year ended December 31, 1998, principally attributable to the net proceeds from investments in marketable securities, an additional investment ($5.0 million) in an affiliated entity in which the Company previously had a minority interest, and increased capitalized software development costs (other assets) during the first quarter of 1998 ($1.1 million, net of amortization). Net cash (used in) investing activities was ($46.9) million for the comparable period ended December 31, 1997, resulting from the investment in marketable securities of the proceeds of the Company's follow-on equity offering, a minority investment in Patient Care Dynamics, (a company that provides an integrated family of technology-based patient care support systems) and the purchase of property and equipment. Net cash provided by financing activities from continuing operations was $.4 million for the year ended December 31, 1998, principally attributable to net proceeds from the exercise of incentive stock options offset by the purchase of treasury stock under the Company's stock repurchase program. Net cash provided by financing activities for the year ended December 31, 1997 was $47.2 million, and related primarily to the Company's follow-on public offering of Common Stock in October 1997, which raised net proceeds of $46.0 million.

         The Company's operating plan for 1999 includes divesting the practice management services unit and the continued development of the Company's electronic laboratory and prescription management products as described above. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that its cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through the end of 2000. The Company has no other planned material capital expenditures or capital commitments.

         From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complimentary to those of the Company.


YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit dates. Such systems may not be able to distinguish 20th century dates. To address these and any other Year 2000 operational issues which may affect the Company and its customers, the Company has designated a Year 2000 project manager who is primarily responsible for implementing the Company's Year 2000 project plan.

         The Company's Year 2000 project plan consists of four phases: assessment, remediation, validation, and distribution. The primary purpose of the assessment phase is to list and analyze the inventory of our products sold and supported. Major issues encountered during this phase are the identification of programming languages used, source code, and third-party libraries used in a product. The remediation phase calls for code modification. The validation phase is where the remediated products are tested and submitted for independent verification and validation. The Company's remediated products are provided to our customers during the distribution phase.

         Products and Services: For the Company's products and services, the assessment phase is complete and remediation is in progress. During the remediation process, third party vendors whose proprietary tools and library products are incorporated into the Company's products are being contacted in order for the Company to determine third party Year 2000 compliance status. The Company has taken action where required in accordance with instructions provided by the third party vendors. The Company expects that all of its software products will be Year 2000 compliant by July 1, 1999.

         Internal Systems, Vendors and Suppliers: The Company is engaged in the assessment phase for its internal administrative systems. Its project plan calls for completion of Year 2000 compliance for administrative systems by the end of the third quarter of 1999. A group has been designated and assigned the task of notifying all of the clinical transaction processing partners by the end of the second quarter of 1999 in order assess their Year 2000 readiness.

         Costs: The Company estimates that the final remediation and testing phase for the Company's products will cost approximately $.3 million. The Company does not have a current estimate for the cost of remediation of administrative systems. The Company believes that the bulk of any costs will be borne by the suppliers of such systems.

         Contingency Plan: The Company is assessing the "worst case scenarios" that it believes are within its control, excluding power and communications. With internal date formatting, storage, and calculation being the key issues to the Company and its customers, the Company's focus is concentrated on strict date format and storage enforcement with the portions of our products that require data entry and data storage. Although the Company will recommend the use of its "YYYY" (four digit year format) at all times, the Company plans to retain a feature that allows a customer the option to configure the data entry system to accept "YY" (two digit year format) to be interpreted as "19YY" to speed data entry. This option has no impact on how dates are stored in the internal system or on how math is performed against dates. All dates are stored and all date math is done with a four digit year.

         Although there is no assurance that third party systems owned and used by the customer are Year 2000 compliant, it is important to state that by design, the Company's lab order and resulting products interface with legacy hospital and lab information systems. The Company's backend systems act as a conduit - moving data from one third party system to another - therefore relying totally on the accuracy and Year 2000 compliance of the legacy data which the Company "moves".

         During the second quarter of 1999, the Company will be formulating and documenting scenarios for its customer service representatives to utilize in preparation for potential hardware and software issues relating to Year 2000. The Company plans to have a documented business continuity plan to cover conceivable concerns including our products and services, alternative vendors and suppliers, and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 concern, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

         Forward-Looking Statements: The foregoing Year 2000 discussion and the information contained herein are provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers and vendors of the Company, unanticipated system costs, the adequacy of and the ability to implement contingency plans and uncertainties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

Report of Independent Public Accountants...........................................F-1
Consolidated Balance Sheets as of December 31, 1997 and 1998 ......................F-2
Consolidated Statements of Operations for the three years ended December 31, 1998  F-3
Consolidated Statements of Stockholders' Equity for the three years ended December
31, 1998 ..........................................................................F-4
Consolidated Statements of Cash Flows for the three years ended December 31, 1998  F-5
Notes to Consolidated Financial Statements.........................................F-6

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31,1998, and delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31,1998, and delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange

Commission not later than 120 days after December 31,1998, and delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, and delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders, captioned "Certain Transactions."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of the Report
1.       Financial Statements.
                   The financial statements listed under Item 8 are filed as part of this report.

2.       Financial Statement Schedules.
                  Certain schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3.       Exhibits.
                  The exhibits listed on the accompanying Exhibit Index are filed as part of this report or incorporated by reference herein.

(b)      Reports on Form 8-K

     The registrant filed no Current Reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 30th day of March, 1999.

                                       ADVANCED HEALTH CORPORATION
                                       By /s/ Jonathan Edelson
                                          -------------------------------------
                                       Jonathan Edelson, M.D., Chairman
                                       of the Board and Chief Executive
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                                               Date
---------                           -----                                               ----
/s/ Jonathan Edelson                Chairman of the Board, Chief                   March 30, 1999
Jonathan Edelson, MD                Executive Officer and Director
                                    (Principal Executive Officer)

/s/ Jeffrey M. Sauerhoff            Chief Financial Officer                        March 30, 1999
                                    (Principal Financial and
Jeffrey M. Sauerhoff                Accounting Officer)


/s/ James T. Carney                 Director                                       March 30, 1999
James T. Carney

/s/ Barry Kurokawa                  Director                                       March 30, 1999
Barry Kurokawa

/s/ Arthur M. Southam               Director                                       March 30, 1999
Arthur M. Southam, MD

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit
-----------       ----------------------

**3.1             Restated Certificate of Incorporation of the Registrant

**3.2             By-laws of the Registrant

**10.7            Tarrytown, New York Office Lease Agreement dated November 30, 1995, between Tarrytown Corporate Center IV, L.P.
                  and the Registrant.

**10.8            First Amendment to Lease Agreement between Reckon Operating Partnership, LP, as Owner, and the Registrant, as
                  Tenant

**10.9            Chicago Office Lease Agreement dated December 8, 1995, between Adams Family, LLC and the Registrant

**10.10           Fort Washington Lease Agreement dated November 13, 1997, between Comdrive Associates, L.P. and Registrant as
                  Tenant

**10.11           Hawthorne Lease Agreement dated January 8, 1998, between United Parcel Service, Inc. and Registrant as Tenant

*10.12            Malvern Lease dated October 6, 1997

*10.13            Tarrytown Sublease

**10.14           Form of Director Indemnification Agreement

**10.15           Employment Agreement between the Registrant and Jonathan Edelson, M.D.

**10.16           Employment Agreement between the Registrant and Robert Alger

*10.17            Employment Agreement between the Registrant and Jeffrey M. Sauerhoff

*10.18            Employment Agreement between the Registrant and Eddy W. Friedfeld

**10.19           Amended and Restated Advanced Health Corporation 1995 Stock Option Plan

**10.20           Employee Stock Purchase Plan

**11.1             Earnings Per Common Share Computation

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Advanced Health Corporation:


We have audited the accompanying consolidated balance sheets of Advanced Health Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Health Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                    ARTHUR ANDERSEN LLP



New York, New York
March 31, 1999

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             December 31,
                                                                                        ----------------------
                           ASSETS                                                         1997         1998
                           ------                                                       ---------    ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   7,534    $   9,269
    Certificates of deposit                                                                 5,399        2,580
    Investments in marketable securities                                                   34,082        6,972
    Accounts receivable, net                                                                2,006          320
    Deferred income taxes                                                                   4,092           --
    Other current assets                                                                      613          362
    Current assets of discontinued operations                                               9,176        2,065
                                                                                        ---------    ---------
              Total current assets                                                         62,902       21,568

PROPERTY AND EQUIPMENT, net                                                                 3,333        2,565

GOODWILL, net                                                                               1,678        1,861

INVESTMENTS IN AFFILIATES                                                                   9,000       14,000

OTHER ASSETS                                                                                6,877        2,001

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                              10,568        2,639
                                                                                        ---------    ---------
              Total assets                                                              $  94,358    $  44,634
                                                                                        =========    =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                               $     450    $   3,610
    Other current liabilities                                                                 133          875
    Current liabilities of discontinued operations                                            675        9,304
                                                                                        ---------    ---------
              Total current liabilities                                                     1,258       13,789

DEFERRED REVENUE                                                                               --          250
LIABILITIES FROM DISCONTINUED OPERATIONS                                                       --          705
                                                                                        ---------    ---------
              Total liabilities                                                             1,258       14,744
                                                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 15)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares issued and
      outstanding, respectively                                                                --           --
    Common stock, $.01 par value; 15,000,000 shares authorized; 9,869,719 and
      10,424,127 shares issued and outstanding, respectively                                   99          103
    Additional paid-in capital                                                             95,976      108,450
    Accumulated deficit                                                                    (3,084)     (78,277)
    Net unrealized gain on marketable securities, net of deferred income taxes                184            3
    Less:  Treasury stock, at cost; 8,937 and 153,937 shares, respectively                    (75)        (389)
                                                                                        ---------    ---------
              Total shareholders' equity                                                   93,100       29,890
                                                                                        ---------    ---------
              Total liabilities and shareholders' equity                                $  94,358    $  44,634
                                                                                        =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                      For the Years Ended December 31,
                                                                --------------------------------------------
                                                                    1996            1997            1998
                                                                ------------    ------------    ------------
REVENUES                                                        $      2,657    $     11,910    $      3,530

COST OF REVENUES                                                         799           1,030           1,942
                                                                ------------    ------------    ------------
          Gross profit                                                 1,858          10,880           1,588

OPERATING EXPENSES                                                     6,042           5,169          14,133
RESTRUCTURING CHARGES                                                     --              --           7,645
                                                                ------------    ------------    ------------
          Operating (loss) income                                     (4,184)          5,711         (20,190)

INTEREST EXPENSE                                                        (164)            (11)            (20)

INTEREST INCOME                                                          179           1,155           2,093
                                                                ------------    ------------    ------------
          Net (loss) income from continuing operations before
            income taxes                                              (4,169)          6,855         (18,117)

INCOME TAX PROVISION (BENEFIT)                                       (1,668)            365           4,722
                                                                ------------    ------------    ------------
          Net (loss) income from continuing operations                (2,501)          6,490         (22,839)
                                                                ------------    ------------    ------------

DISCONTINUED OPERATIONS:
   (Loss) income from discontinued operations (Note 2)                 1,036             668         (29,280)
   (Loss) on disposal of discontinued operations (Note 2)                 --              --         (23,074)
                                                                ------------    ------------    ------------
          Net (loss) income                                     $     (1,465)   $      7,158    $    (75,193)
                                                                ============    ============    ============

PER SHARE INFORMATION:
   Basic net (loss) income per share:
     (Loss) income from continuing operations                   $      (0.48)   $       0.82    $      (2.27)
     (Loss) income from discontinued operations                         0.20            0.09           (2.90)
     (Loss) on disposal of discontinued operations                        --              --           (2.29)
                                                                ------------    ------------    ------------
          Basic net (loss) income per share                     $      (0.28)   $       0.91    $      (7.46)
                                                                ============    ============    ============

   Diluted net (loss) per share:
     (Loss) income from continuing operations                   $      (0.48)   $       0.73    $      (2.27)
     (Loss) income from discontinued operations                         0.20            0.08           (2.90)
     (Loss) on disposal of discontinued operations                        --              --           (2.29)
                                                                ------------    ------------    ------------
          Diluted net (loss) income per share                   $      (0.28)   $        .81    $      (7.46)
                                                                ============    ============    ============

   Common shares used in computing per share amounts:
     Basic                                                         5,149,207       7,872,204      10,085,407
                                                                ============    ============    ============
     Diluted                                                       5,149,207       8,890,856      10,085,407
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

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                                         Unrealized
                                                                                                                         Gain (Loss)
                                                                          Common Stock          Additional                   On
                                                                    ------------------------    Paid-in     Accumulated  Marketable
                                                                      Shares      Par Value     Capital      Deficit     Securities
                                                                    ----------    ----------   ----------   ----------   ----------
BALANCE, December 31, 1995                                           4,491,270    $       46   $   11,481   $   (8,777)  $       --

  Common stock issued for acquisition                                    8,937            --           45           --           --
  Exercise of stock options                                             21,734            --           86           --           --
  Issuance of common stock in public offering, net of expenses of
    $3,922                                                           2,645,000            26       30,457           --           --
  Unrealized gain on marketable securities, net of deferred
    income taxes of $40                                                     --            --           --           --           60
  Net loss                                                                  --            --           --       (1,465)          --
                                                                    ----------    ----------   ----------   ----------   ----------
BALANCE, December 31, 1996                                           7,166,941            72       42,069      (10,242)          60

  Issuance of common stock, net of expenses of $4,102                2,250,000            22       45,939           --           --
  Exercise of stock options                                            352,614             4        1,249           --           --
  Common stock issued for acquisitions                                 100,164             1        3,759           --           --
  Unrealized gain on marketable securities, net of deferred
    income taxes of $79                                                     --            --           --           --          124
  Income tax benefit from exercise of stock options                         --            --        2,960           --           --
  Net income                                                                --            --           --        7,158           --
                                                                    ----------    ----------   ----------   ----------   ----------
BALANCE, December 31, 1997                                           9,869,719            99       95,976       (3,084)         184

  Exercise of stock options                                            199,553             1        1,283           --           --
  Common stock issued for acquisitions                                 354,855             3        4,891           --           --
  Stock options granted for acquisition                                     --            --        6,300           --           --
  Repurchase of treasury stock                                              --            --           --           --           --
  Unrealized loss on marketable securities, net of deferred income
    taxes of $0                                                             --            --           --           --         (181)
  Net loss                                                                  --            --           --      (75,193)          --
                                                                    ----------    ----------   ----------   ----------   ----------
BALANCE, December 31, 1998                                          10,424,127    $      103   $  108,450   $  (78,277)  $        3
                                                                    ==========    ==========   ==========   ==========   ==========



                                                                             Treasury Stock
                                                                       -------------------------
                                                                         Shares         Amount          Total
                                                                       ----------     ----------     ----------
BALANCE, December 31, 1995                                                  8,937     $      (75)    $    2,675

  Common stock issued for acquisition                                          --             --             45
  Exercise of stock options                                                    --             --             86
  Issuance of common stock in public offering, net of expenses of
    $3,922                                                                     --             --         30,483
  Unrealized gain on marketable securities, net of deferred
    income taxes of $40                                                        --             --             60
  Net loss                                                                     --             --         (1,465)
                                                                       ----------     ----------     ----------
BALANCE, December 31, 1996                                                  8,937            (75)        31,884

  Issuance of common stock, net of expenses of $4,102                          --             --         45,961
  Exercise of stock options                                                    --             --          1,253
  Common stock issued for acquisitions                                         --             --          3,760
  Unrealized gain on marketable securities, net of deferred
    income taxes of $79                                                        --             --            124
  Income tax benefit from exercise of stock options                            --             --          2,960
  Net income                                                                   --             --          7,158
                                                                       ----------     ----------     ----------
BALANCE, December 31, 1997                                                  8,937           (75)         93,100

  Exercise of stock options                                                    --            --           1,284
  Common stock issued for acquisitions                                         --            --           4,894
  Stock options granted for acquisition                                        --            --           6,300
  Repurchase of treasury stock                                            145,000          (314)          (314)
  Unrealized loss on marketable securities, net of deferred income
    taxes of $0                                                                --             --           (181)
  Net loss                                                                     --             --        (75,193)
                                                                       ----------     ----------     ----------
BALANCE, December 31, 1998                                                153,937     $     (389)    $   29,890
                                                                       ==========     ==========     ==========

 The accompanying notes are an integral part of these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For the Years Ended December 31,
                                                                                    ----------------------------------
                                                                                      1996         1997         1998
                                                                                    --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income from continuing operations                                     $ (2,501)    $  6,490     $(22,839)
   Adjustments to reconcile net (loss) income to net cash used in operating activities-
     Depreciation and amortization                                                       776        1,123        2,477
     Deferred income taxes                                                              (977)          --        4,092
     Allowance for doubtful accounts                                                     210          450          553
     Changes in operating assets and liabilities-
       Accounts receivable                                                              (749)      (1,330)       1,133
       Other current assets                                                             (436)         205          251
       Accounts payable, accrued expenses and other current liabilities                1,071       (2,024)       3,918
       Deferred revenue                                                               (1,300)        (200)         250
                                                                                    --------     --------     --------
              Net cash used in operating activities of continuing operations          (3,906)       4,714      (10,165)
                                                                                    --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Minority investment in affiliated entities                                             --       (9,000)      (5,000)
   Other assets                                                                       (1,291)      (5,307)       4,876
   Investments in certificates of deposit, net                                            --       (5,399)       2,819
   Investments in marketable securities, net                                          (7,390)     (26,692)      27,110
   Intangible assets                                                                      --         (317)      (1,495)
   Purchases of property and equipment, net                                           (1,258)      (2,246)        (592)
                                                                                    --------     --------     --------
              Net cash used in investing activities of continuing operations          (9,939)     (48,961)      27,718
                                                                                    --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale and issuance of common stock                                30,483       45,961           --
   Net proceeds from exercise of stock options                                            86        1,254          759
   Net proceeds from promissory notes                                                  5,000           --           --
   Repayment of promissory notes                                                      (5,000)          --           --
   Purchase of treasury stock                                                             --           --         (314)
   Repayment of capital lease obligations                                               (138)          --
                                                                                    --------     --------     --------
              Net cash provided by financing activities of continuing operations      30,431       47,215          445
                                                                                    --------     --------     --------
              Net cash (used in) discontinued operations                              (5,964)      (7,520)     (16,263)
                                                                                    --------     --------     --------
              Net change in cash and cash equivalents                                 10,622       (4,552)       1,735

CASH AND CASH EQUIVALENTS, beginning of year                                           1,464       12,086        7,534
                                                                                    --------     --------     --------
CASH AND CASH EQUIVALENTS, end of year                                              $ 12,086     $  7,534     $  9,269
                                                                                    ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                       $    160     $     11     $    100
                                                                                    ========     ========     ========
     Income taxes                                                                   $     36     $    248     $    648
                                                                                    ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Capital lease obligations incurred                                               $     58     $     --     $     --
                                                                                    ========     ========     ========
   Fair market value of common stock issued for acquisitions                        $     45     $  3,760     $  5,415
                                                                                    ========     ========     ========
   Unrealized gain (loss) on marketable securities                                  $    100     $    297     $   (181)
                                                                                    ========     ========     ========
   Loan payable issued for acquisition                                              $     23     $     --     $     --
                                                                                    ========     ========     ========


The accompanying notes are an integral part of these consolidated statements.

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                 (in thousands, except share and per share data)


1.       ORGANIZATION AND BUSINESS:

Advanced Health Corporation and subsidiaries (d/b/a "AHT Corporation" collectively, the "Company" or "AHT"), a Delaware corporation, was formerly a provider of primarily professional practice and network management services to physician groups and networks (Note 2). The Company has decided to refocus its business to be a provider of enabling technologies, including Internet-based applications, for electronic commerce ("e-commerce") and communications among physicians and other healthcare providers and organizations. The Company's clinical information systems consist of proprietary software, third-party hardware, proprietary and third-party databases, and related support services. Such systems are designed to complement existing healthcare information systems and to function with third-party applications. On February 1, 1999 the Company filed a Registration of Trade Names in Delaware to do business under the name of AHT Corporation.The Company intends to change its corporate name contingent upon stockholder approval.

2.       DISCONTINUED OPERATIONS:

In January 1999, the Company's Board of Directors approved a plan to seek strategic alternatives for the disposal of the Company's physician practice management line of business, which had been its primary business operation. This determination was made due to the fact that this business operation was deemed to be no longer core to the Company's strategy of focusing on healthcare e-commerce. Accordingly, the results of the physician practice management business has been accounted for as discontinued operations and the accompanying consolidated financial statements presented herein have been restated to report separately the net assets, net liabilities, operating results net cash flows and of this discontinued operation. Until such time as and when the Company disposes of this line of business, the Company will need to continue to operate this business unit and has accrued for estimated losses of $2,700 to be incurred until the expected disposal date. The loss from discontinued operations reflected in the consolidated statement of operations includes the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto.

Summarized financial information for the discontinued operation is as follows:

                                         Years Ended December 31,
                                     --------------------------------
                                       1996        1997        1998
                                     --------    --------    --------
Revenue                              $ 16,480    $ 50,887    $ 57,979
                                     ========    ========    ========
(Loss) income before income taxes    $  1,727    $    705    $(29,280)
Income tax provision (benefit)            691          37          --
                                     --------    --------    --------
         Net (loss) income           $  1,036    $    668    $(29,280)
                                     ========    ========    ========

No benefit for income taxes has been reflected for 1998 in the above table as the Company has recorded a full valuation allowance against the related deferred tax assets due to the uncertainty of the realization of these assets.

                                                          December 31,
                                                     ---------------------
                                                       1997         1998
                                                     --------     --------
Accounts receivable, net                             $  9,053     $  1,427
Other current assets                                      123          638
                                                     --------     --------
         Total current assets                           9,176        2,065
                                                     --------     --------

Property, plant and equipment                             331          831
Other assets                                           10,237        1,808
                                                     --------     --------
         Total non-current assets                      10,568        2,639
                                                     --------     --------

Current liabilities                                      (675)      (9,304)
Non-current liabilities                                    --         (709)
                                                     --------     --------
         Net assets (liabilities) of discontinued
             operations                              $ 19,069     $ (5,309)
                                                     ========     ========

Management Service Organizations

The Company previously established Management Service Organizations by forming majority owned subsidiaries to facilitate the provision of management services to physician practice and network clients.

In the three years ended December 31, 1998, the Company obtained a 51% interest in each of five, eight and one newly formed MSOs, respectively, whereby the Company acquired these interests as part of the formation of the MSOs and concurrent with the signing of long-term management services agreements between the MSOs and physician practices.

In forming these MSOs, the Company conveyed 49% interests to the physician practice or network in exchange for the execution of the long-term management services agreements described above. The Company records the fair value of these arrangements, which is, in the opinion of management, more readily determinable than the 49% MSO interest conveyed.

The structure of the Company's wholly or majority-owned MSOs provides for the Company to receive activity-based fee income from the MSOs for management services provided and reimbursement from the MSOs for certain expenses incurred, with the result being that there are no profits in the MSO entity for which a minority interest is required to be calculated. Accordingly, the income (loss) from discontinued operations does not reflect any minority interest in the operations of the MSOs. In the event that profits remain in MSO entities in the future, minority interests will be reflected in the Company's consolidated financial statements. As a result of the Company's decision to refocus its business operations, it is unlikely that there will be future profits in the MSOs.

All intercompany accounts and transactions have been eliminated in consolidation. The results of operations, assets and liabilities attributable to the MSOs are included in discontinued operations in the accompanying consolidated financial statements.

The stockholders agreements for these MSOs, among other issues, (i) restrict the transfer of MSO equity, (ii) provide the terms upon which the MSO can, at the Company's option, be merged with and into a wholly-owned subsidiary of the Company in a transaction in which the physician practice or network will receive stock of the Company in exchange for shares in the MSO, and (iii) grant to the physician practice or network the right to put its equity share in the MSO to the Company within one year of the Company's satisfaction of certain specified targets if the Company has not called its right to acquire those interests within that period. As of December 31, 1998, the Company had not met the specified targets. The agreements provide that these call transactions will be paid in the Company's common stock, and put transactions will be paid in cash, and that either transaction, if effected, would be based on an agreed-upon amount at the time of the transaction. The Company will, in the event that these transactions take place, account for such transactions as purchases at the agreed-upon fair market value of the MSO interest being purchased. As a result of the Company's decision to refocus its business operations it is unlikely that these transactions will take place in the future.

Revenues from Discontinued Operations

The Company's revenues from discontinued operations consist primarily of revenues from the provision of physician and network management services. A physician group practice is a single legal entity comprised of multiple physicians. Through its majority or wholly owned consolidated MSOs, the Company enters into management services agreements with physician group practices, whereby such physician practices outsource their non-medical and administrative functions to the MSO. Activity-based fees are generated by the MSO through the provision of these outsourced services as well as certain additional management, marketing and information services. Fees for such services are either fixed or based on the level of services provided, as negotiated in the Company's various agreements for the provision of services, and are recognized monthly or as these services are rendered, respectively, based on the terms of the related agreements. The Company's contracts with its physician group practices also include pre-determined incentives, which are earned and recognized as revenue in the event that the Company is successful in reducing a physician group practice's administrative overhead as a percentage of collections.

Acquisitions from Discontinued Operations

In connection with a 1995 acquisition agreement, the Company issued options to purchase 283,010 shares of common stock at $.0112 per share. These options are only exercisable, as contingent consideration, upon the achievement of certain capitalization levels related to regulatory requirements. The entire purchase price of this acquisition has been allocated to intangible assets included in non-current assets from discontinued operations in the accompanying consolidated balance sheets. The Company reached the stated capitalization level and therefore the stock options became exercisable. As a result, the Company recorded a $6,300 purchase price adjustment, which represents the fair market value of the stock options on the date they became exercisable. The remaining net intangible assets relating to this acquisition were subsequently charged to loss from discontinued operations in the accompanying statement of operations.

In 1997, as a result of the achievement of certain targeted operating goals, as defined in previous purchase agreements, certain related parties exercised warrants for 72,196 shares of the Company's common stock valued at $1,354, which represents the difference between the market value of the stock at the date of exercise ($23.13 per share) and the value at the date of grant ($4.38 per share) and the Company issued 33,966 shares of common stock at a value of $21 per share for a total value of $713. These amounts were recorded as adjustments to the original purchase prices and included in non-current assets from discontinued operations in the accompanying consolidated balance sheets.

During 1998, the Company acquired all of the outstanding stock of Integrated Medical Management, Inc. ("IMM"), a physician practice management organization, for $1,520 in cash and 354,855 shares of common stock ($13.79 per share), for an aggregate purchase price of approximately $6,400. Furthermore, the IMM purchase agreement calls for the issuance of additional shares of common stock, as contingent consideration based upon certain targets. The Company also entered into an employment agreement with a former shareholder of IMM for an annual base salary of $170 through December 2000. As a result of this acquisition, the Company recorded the excess purchase price over net liabilities acquired of $8,570, as goodwill. The results of operations, net assets and resulting goodwill from this entity are included within the discontinued operations in the accompanying consolidated financial statements.

Subsequent to December 31, 1998, the Company and IMM's former shareholders amended the contingent consideration provision in the acquisition agreement, as a result of the Company's intention to dispose of its physician practice management businesses. Pursuant to the amended agreement, the Company has agreed to pay $1,300 to the former shareholders and the former shareholders have agreed to forfeit their rights to certain of their respective common stock options. The $1,300 payment is guaranteed and the timing of such payment is based upon the occurrence of certain events detailed in the settlement agreement. The Company has recorded a charge for such amount in the results from discontinued operations for the year ended December 31, 1998.

Madison Medical - The Private Practice Group of New York, L.L.P.

In June 1997, in connection with an amendment to the management services agreement with Madison Medical - The Private Practice Group of New York, L.L.P. ("Madison"), the Company exchanged approximately $3.8 million of accounts receivable from Madison for an increase in the fees payable by Madison, an increase in the term of the management services agreement from 20 to 30 years and the elimination of Madison's right to terminate the agreement, without cause, prior to the end of the tenth year of the term. This consideration has been allocated to management contracts and will be amortized over the remaining life of the related contract, as amended. Management of the Company believes that this related party transaction was effected on terms, which approximate fair market value.

During 1997, the Company loaned $2,000 to Madison under a note agreement. Further, the Company has guaranteed a letter of credit in favor of Madison, in the amount of $1,916, by depositing and restricting cash in the same amount with the same financial institution providing that letter of credit. In December 1998 the Company commenced an action against Madison to collect the $2,000 loan.

On January 15, 1999, the Company commenced an American Arbitration Association arbitration proceeding against Madison to collect $2,100 in fees owed pursuant to a management services agreement between the parties. Madison has asserted a defense in the action and a counterclaim in the arbitration seeking $2,400 in damages based on the Company's and Uptown's alleged breaches of the management services agreement.

These actions were settled on March 31, 1999, and in management's opinion, the resolution of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

Loans to Affiliates

During 1998, the Company loaned $2,000 to a physician, who was a principal in one of the physician practices with which the Company maintained a management services agreement, at 10% interest and payable in full on December 31, 1998. The physician subsequently informed the Company of his inability to repay the loan and as a result the Company agreed to restructure the loan. The restructuring did not have a materially adverse effect on the Company's consolidated financial statements.

Litigation and Disputes from Discontinued Operations

On May 22, 1997, certain shareholders commenced an action against the Company and certain of its executives in the United States District Court for the Southern District of New York. The action relates to: (i) employment Agreement dated April 1, 1996 between the Company and the shareholder and (ii) an Asset Purchase Agreement dated April 1, 1996, among the Company, the shareholder, and a company previously owned by the shareholder. This action was settled in 1998 and under the terms of the settlement agreement, the Company made a payment of $540 and all claims were dismissed with prejudice. This payment was offset by $150 received under the terms of the Company's corporate insurance policy.

In January 1999, a physician practice client of the Company who was in bankruptcy, filed an adversary proceeding in United States Bankruptcy Court, District of New Jersey, entitled "Millennium Management Group, P.C. ("Millennium") v. Advanced Health and Millennium Physician Management, Inc." asserting claims for breach of fiduciary duty, breach of contract and conversion based on the management services agreement among the parties. The complaint seeks the return of certain property allegedly belonging to Millennium in exchange for a lien against the assets of Millennium that is senior to all claims other than Millennium's bank debt, as Millennium owes certain monies to the Company. The Company filed an answer to such complaint. The action is still in the preliminary stages, and the Company believes that Millennium's claims are without merit and intends to defend against them vigorously.

 In September 1998, the Company received notice from Advanced Heart Physicians and Surgeons Network, P.C. ("Advanced Heart") that Advanced Heart was dissolving due to irreconcilable differences. Advanced Heart claims that under the terms of the management services agreement between Advanced Heart and the Company, this action would cause the management services agreement to be terminated, the Company would be required to refund certain fees previously received from Advanced Heart and the Company would be required to repurchase certain outstanding common shares of the Company held by one of the principals of Advanced Heart. Subsequent to December 31, 1998, the management services agreement was terminated, however, no settlement has been reached or complaint filed regarding the other claims made by Advanced Heart.

In December 1998, the Philadelphia Cardiology Group P.C. ("PCG") served the Company with a notice of default and termination under the management services agreement. In management's opinion, the resolution of this matter will not have a materially adverse effect on the Company's consolidated financial statements. No complaint has been filed by either party at this time.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of AHT and its wholly-owned subsidiaries, Advanced Health Management Corporation ("AHM"), Advanced Health Technologies Corporation (f/k/a Advanced Health Med-E Systems Corporation), Advanced Health Bukstel & Halfpenny Corporation and its majority owned Management Service Organizations ("MSOs") discussed above. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions specifically for, but not limited to, the useful lives of capitalized software costs and intangible assets, and the loss on disposal of discontinued operations that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company's revenue from continuing operations is generated from the sale and licensing of its software to third parties.

The Company recognizes revenue in accordance with the newly issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition". This new SOP supersedes SOP 91-1 "Software Revenue Recognition". SOP 97-2 applies to all entities that earn revenue by licensing, selling, leasing or otherwise marketing computer software. It does not apply to revenue earned on products or services when the software contained in those products or services is incidental to the products or services as a whole. SOP 97-2 requires that revenue be allocated to each product or service upon a high threshold of "vendor-specific objective evidence" and deferred until all of the following four criteria are met for that particular product or service: (1) persuasive evidence of an agreement must exist, (2) delivery must have occurred, (3) the vendor's fee must be fixed or determinable, and (4) collectibility must be probable. The SOP is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application was prohibited. The adoption of SOP 97-2 did not have a material effect on the Company's consolidated financial statements. Prior to 1998, the Company recorded revenues in compliance with the provisions of SOP 91-1.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. Included in the balance at December 31, 1997 and 1998 are one and four certificates of deposit totaling $1,727 and $2,580, respectively, that were pledged as collateral on outstanding letters of credit related to the Company's management service agreements previously discussed.

Certificates of Deposit

Certificates of deposit consist of a series of time deposits with maturities from three to twelve months.

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

Capitalized Software Costs

The Company develops computer software, which is marketed to third parties. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is established. Any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of such costs is provided using the straight-line basis over the estimated economic life of the products, as determined. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed. All previously capitalized software costs were charged to restructuring charges during 1998 (Note 4).

Computer software amortization charged to expense aggregated $28, $300 and $1,054, respectively, for each of the three years ended December 31, 1998.

Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, and covenants not-to-compete are included in intangible assets and are presently being amortized over a period of 20 years on a straight-line basis. These amortization periods are evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired. Amortization was $0, $187 and $96, respectively, for the three years ended December 31, 1998.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that there are impairments of the respective carrying values of certain long-lived assets as of December 31, 1998 (Notes 2 and 4).

Investments in Affiliates

Investments in affiliates represent purchased interests of less than 20% and are accounted for on the cost method. Annually, the Company reviews these investments for impairment or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Research and Development

Research and development costs are expensed as incurred by the Company. Research and development expense aggregated $2,843, $770 and $2,400, respectively, for the three years ended December 31, 1998.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from affiliates and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of capital lease obligations, including current portions, approximate fair value.

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

Net Income (Loss) Per Common Share

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Accordingly, per share data for the year ending December 31, 1996 has been restated to conform with SFAS No. 128.

Shares used in calculating Basic and Diluted EPS are reconciled as follows:

                                                               1996          1997          1998
                                                            ----------    ----------    ----------
         Average shares outstanding for basic net (loss)
           income per share                                  5,149,207     7,872,204    10,085,407
         Diluted effect of stock options and warrants               --     1,018,652            --
                                                            ----------    ----------    ----------
         Weighted average shares outstanding for diluted
           net (loss) income per share                       5,149,207     8,890,856    10,085,407
                                                            ==========    ==========    ==========

Diluted EPS for 1996 and 1998 does not include the impact of 804,444 and 1,460,607 stock options respectively, then outstanding, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company has elected to follow the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to provide the necessary pro-forma disclosures as if the fair value method had been applied (Note 13).


Comprehensive Income

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                                 For the Years Ended
                                                          ---------------------------------
                                                            1996         1997        1998
                                                          --------     --------    --------
      Net (loss) income                                   $ (1,465)    $  7,158    $(75,193)
      Unrealized (loss) gain on marketable  securities          60          124        (181)
                                                          --------     --------    --------
           Comprehensive (loss) income                    $ (1,405)    $  7,282    $(75,374)
                                                          ========     ========    ========

Concentration of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and trade accounts receivable. The Company maintains cash and cash equivalents, certificates of deposit and marketable securities with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim periods in the initial year of application. Comparative information for earlier years presented is to be restated. The adoption of this statement did not have a material impact on the Company's results of consolidated operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging", which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.


4.       RESTRUCTURING CHARGES:

During the third and fourth quarters of 1998, the Company recorded total restructuring charges of $7,648 relating to the Company's information technology line of business. Included in this total are non-cash write-downs of capitalized software of $6,160, facility closure costs of $281, non-cash write-downs of property, plant and equipment of $70 and severance and other employee related costs of $1,137. As of December 31, 1998, payments of $819 have been made for these charges. The Company anticipates that all of the remaining restructuring costs will be paid in 1999. The charge for capitalized software represents the write-down of certain of the Company's proprietary software to the net realizable value as a result of management's decision to no longer market and support this software. The facility closure costs represent the loss on the closure of an office used for the development and sale of one of the Company's clinical information systems lines of software. The charge for property, plant and equipment represents the write-down to the net realizable value of computer equipment, furniture and fixtures no longer needed in the Company's restructured operations. The severance and other employee related costs provide for the reduction of approximately 45 employees related to the facility closure and streamlining of operations related to cost reduction initiatives.

5.       ACQUISITION OF BUSINESSES:

During 1997, the Company acquired certain assets of Bukstel &Halfpenny, Inc. ("B&H"), a clinical information technology company, for $306 in cash, 66,201 shares of common stock ($21.81 per share) and options for the purchase of 12,012 shares ($21.00 per share) of the Company's common stock, for an aggregate purchase price of $2,000. Furthermore, the B&H purchase agreement calls for the issuance of an additional 114,613 shares of common stock, as contingent consideration. See Note 16 for discussion of litigation relating to the above purchase agreement.

The Company records the effect of the contingent consideration, if any, related to this acquisition based upon the provisions of Emerging Issues Task Force Issue 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination", which sets forth the criteria for determining the allocation of contingent consideration as either additional purchase price or compensation expense. These criteria provide for the recognition of contingent consideration, as opposed to compensation expense, upon the exercisability, if any, of such options and warrants where relevant facts and circumstances, such as continued employment of the sellers, components of the selling shareholder group, reasons for contingent payments and other agreements and issues, indicate that such accounting is warranted. Management of the Company believes that the terms of the acquisitions described above meet the criteria for recognition of contingent consideration.

The common stock issued in connection with these acquisitions described above was valued based on, as applicable, either public trading values or on management's estimate of the fair value of common stock at the date of acquisition, which was determined by the Company's management by comparisons to
(i) arms-length transactions with unrelated third-parties for the same or similar securities and (ii) an independent third-party appraisal. Costs and the pro forma effects of these transactions have not been presented, as the results are immaterial to the Company's consolidated financial statements taken as a whole.

6.       RELATED PARTY TRANSACTIONS:

Software Licensing Agreements

During 1997 and 1998, the Company entered into two separate software licensing agreements with a company in which AHT holds a preferred stock investment (Note 9(a)). The Company recognized $2,500 of licensing revenue from each transaction for each of the years ended December 31, 1997 and 1998, respectively. No amounts are due under these agreements.

Transactions with Officers

In accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company has made loans to certain senior executives of the Company aggregating $780 and $1,570, which are included in other assets in the accompanying consolidated balance sheets as of December 31, 1997 and 1998, respectively. These loans are due three years from the loan date with interest at a rate of 6% per annum.

Management of the Company believes that these related party transactions were effected on terms, which approximate fair market value.

7.       INVESTMENTS IN MARKETABLE SECURITIES:

The carrying amounts, gross unrealized gains and losses and estimated market values of investment securities are summarized as follows:

                                                               December 31, 1998
                                           --------------------------------------------------------
                                                            Gross            Gross        Estimated
                                           Carrying       Unrealized      Unrealized        Market
                                            Amount          Gains          (Losses)         Value
                                            ------          ------          ------          ------
      Commercial paper                      $2,200          $   --          $   --          $2,200
      U.S. Government and agencies           2,015              --              --           2,015
      Corporate bonds                        2,754               3              --           2,757
                                            ------          ------          ------          ------
                                            $6,969          $    3          $   --          $6,972
                                            ======          ======          ======          ======

                                                          December 31, 1997
                                      -----------------------------------------------------------
                                                       Gross            Gross           Estimated
                                      Carrying       Unrealized       Unrealized         Market
                                       Amount          Gains           (Losses)          Value
                                       ------          -----           --------          -----
      Treasury bills                  $ 19,500        $    215         $     --         $ 19,715
      Commercial paper                   2,000              --               --            2,000
      U.S. Government and agencies       9,793              85               --            9,878
      Corporate bonds                    2,492              --               (3)           2,489
                                      --------        --------         --------         --------
                                      $ 33,785        $    300         $     (3)        $ 34,082
                                      ========        ========         ========         ========

All investment securities held as of December 31, 1998 are due in one year or less.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

8.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                       December 31,
                                                    -----------------
                                                     1997      1998
                                                    ------    ------
Computer equipment and software                     $3,829    $4,223
Equipment under capital leases                         471       438
Furniture and fixtures                                 723       632
Leasehold improvements                                  43        62
                                                    ------    ------
                                                     5,066     5,355

Less:  Accumulated depreciation and amortization     1,733     2,790
                                                    ------    ------
Property and equipment, net                         $3,333    $2,565
                                                    ======    ======

Depreciation and amortization aggregated $793, $753 and $1,178, respectively, for the three years ended December 31, 1998.


9.       INVESTMENTS IN AFFILIATES:

Investments in affiliates consist of the following:

                                    December 31,
                                 ------------------
                                  1997       1998
                                 -------    -------
PatientCare Dynamics, LLC (a)    $ 5,000    $10,000
ACRM, Inc. (b)                     3,500      3,500
Caresoft, Inc. (c)                   500        500
                                 -------    -------
                                 $ 9,000    $14,000
                                 =======    =======

(a) On December 30, 1997, the Company purchased Class B Shares and a Warrant equal to $5,000 of PatientCare Dynamics, LLC, a corporation that, among other things, provides technology based support systems and services to health care professionals. In 1998, the Company purchased additional Class B Shares and a Warrant equal to $5,000. As of December 31, 1998, the Company owns approximately 18.8% of PCD and has therefore accounted for this investment under the cost method.

(b) On September 30, 1997, the Company paid $1,000 for 9.9% preferred stock ownership of ACRM, Inc., a corporation that provides advanced cardiovascular research management. In 1997, the Company loaned $2,500 to ACRM under a loan agreement. In July 1998, the preferred stock interest and the loan were converted into a $3,500 newly issued convertible debenture, bearing interest at 6.0% per annum and payable in full on July 1, 2003. The debenture can be redeemed or converted as follows:

         (1) ACRM may redeem the debenture upon the occurrence of certain "triggering events" (as defined) for the greater of (i) the then fair market value of the debenture or (ii) $1,000;

         (2) ACRM may at any time, convert the debenture into an amount equal to 15% of ACRM's then outstanding common stock on a fully diluted basis; and

         (3) AHT may redeem the debenture, during the period of February 1, 1999 through February 1, 2000, for a redemption price of $1,000.

         As of December 31, 1998, none of the above "triggering events" have occurred. This debenture is included in other assets in the accompanying consolidated balance sheets.

    (c) In June 1997, the Company purchased $500 of Series A Preferred Stock issued by Caresoft, Inc., a corporation that, among other things, develops chronic disease and patient compliance software. As of December 31, 1998, the Company owns less than 20% of Caresoft, Inc. and has therefore accounted for this investment under the cost method.

10.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                                        ----------------
                                                         1997      1998
                                                        ------    ------
Professional fees                                       $   --    $1,996
Accounts payable                                           446       441
Other                                                        4     1,173
                                                        ------    ------
         Total accounts payable and accrued expenses    $  450    $3,610
                                                        ======    ======

11.      OTHER CURRENT LIABILITIES:

In connection with an acquisition in 1998 (Note 2), the Company assumed amounts due from a $1,000 line of credit with a bank, which bears interest at prime plus 1.25%. As of December 31, 1998, there was $809 outstanding on the line of credit. Subsequent to year end the Company extended the due date of the outstanding amount to September 30, 1999 at which time the full amount is due. In connection with the extension, the Company has pledged a $650 certificate of deposit as collateral.


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

(b) In October 1996, the Company completed an initial public offering of its common stock. The offering included the sale of 2,300,000 shares of common stock (on a basis, which reflected the reverse split described below,) at $13 per share plus an underwriter' overallotment of 345,000 shares. Total net proceeds from this offering were $30,483.

(c) In October 1997, the Company completed a second public offering of its common stock. The offering included the sale of 2,000,000 shares of common stock by the Company and 500,000 shares of common stock by existing shareholders, at $22.25 per share plus an underwriter' overallotment of 750,000. Total net proceeds to the Company from this offering were $45,961.

Stock Splits

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

Stock Repurchase Program

In September 1998, the Board of Directors approved a plan to repurchase up to 3,500,000 shares of the Company's outstanding common stock. The plan provides that the shares may be repurchased at the discretion of the Company's senior management over a period of up to six months. As of December 31, 1998, the Company had repurchased 145,000 shares of treasury stock for total payments of $314 under this plan.

Stock Options

The Company maintains the 1995 Stock Option Plan (the "1995 Plan") for the purpose of granting incentive stock options to employees, officers or directors of, or consultants or advisors to, the Company, provided that incentive stock options may only be granted to individuals who are employees of the Company. Options granted under the 1995 Plan typically vest annually over a three-year period and expire ten years from the date of grant. The Company reserved 1,500,000 shares of common stock for issuance under the 1995 Plan.

The Company also maintains the Advanced Health Corporation Employee Stock Purchase Plan (the "Employee Plan") in order to allow the employees of the Company to acquire a proprietary interest in the Company through the purchase of the Company's common stock. Under the Employee Plan, eligible employees will be granted options to purchase shares of common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the Employee Plan is 1,200,000. No shares have been issued under the Employee Plan.

In August 1998, the Company canceled and reissued all then outstanding employee stock options, which had an exercise price above $5.05. Employees whose options were canceled, received an amount equal to 75% of their previous option grants. The new options were granted at an exercise price of $2.50 per share, which was equal to or above the then fair market value of the Company's common stock.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic net income (loss) per share would have been changed to the following pro forma amounts:

                                                            1996            1997             1998
                                                          ---------       --------        ----------
     Net (loss) income:                   As Reported     $ (1,465)       $  7,158        $ (75,193)
                                          Pro Forma         (1,850)          4,370          (81,557)

     Basic net (loss) income per share:   As Reported     $  (0.26)       $    .91        $   (7.46)
                                          Pro Forma          (0.33)            .56            (8.11)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the 1996 Plan at December 31, 1997 and 1998, and changes during the years then ended, is presented in the table and narrative below:

                                                       1997                     1998
                                             -----------------------  -----------------------
                                                           Wtd. Avg.                Wtd. Avg.
                                               Shares      Ex Price     Shares      Ex Price
                                             ----------     ------    ----------     ------
   Outstanding at beg. of year                  804,444     $ 1.31     2,088,327     $13.72
   Granted                                    1,775,895      16.85     1,298,718       2.81
   Exercised                                   (352,005)      3.95      (199,553)      5.35
   Forfeited                                   (140,007)      8.07    (1,726,885)     10.34
                                             ----------               ----------
   Outstanding at end of year                 2,088,327      13.72     1,460,607       2.53
                                             ==========               ==========
   Exercisable at end of year                   282,583       3.03     1,205,511       2.53
                                             ==========               ==========
   Weighted average fair value of options
     granted                                 $     8.52        N/A    $     2.53        N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, respectively: risk-free interest rates of 6.2% and 5.42%; expected dividend yields of 0%; expected lives of 3 years; expected stock price volatility of 74% and 154%, respectively.

13.      INCOME TAXES:

Income tax provision (benefit) consists of the following:

                                                            Years Ended December 31,
                                                       ----------------------------------
                                                         1996         1997         1998
                                                       --------     --------     --------
      Federal:
        Current                                        $     --     $     --     $    536
        Deferred                                           (757)       2,556      (19,291)
      State and Local:
        Current                                              --           --           95
        Deferred                                           (220)         451       (3,404)
      Adjustment to valuation allowance for opening
          net deferred tax assets                            --       (2,605)       4,092
      Valuation allowance for 1998 net deferred tax
          assets                                             --           --       22,694
                                                       --------     --------     --------
             Total income tax provision (benefit)      $   (977)    $    402     $  4,722
                                                       ========     ========     ========

A reconciliation of the difference between the statutory Federal income tax rate and the Company's effective tax rate for the three years ended December 31, 1998 are as follows:

                                                                       1996     1997     1998
                                                                       ----     ----     ----
Tax provision (benefit) at statutory rate                                 34%      34%      34%
State and local taxes                                                      6%       6%       6%
Adjustment to valuation allowance for
    opening net deferred tax assets                                      --       --         6%
Valuation allowance for net deferred tax
    assets                                                              (40)%    (35)%    (40)%
                                                                        -----    -----    -----
                                                                         -- %       5%       6%
                                                                        =====    =====    =====

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax asset, net, at December 31, 1997 and 1998 are as follows:

                                                    December 31,
                                               --------------------
                                                 1997        1998
                                               --------    --------
  Net operating loss carryforward              $  3,492    $ 16,011
  Accrued expenses                                   --       4,666
  Allowance for doubtful accounts                   264       2,549
  Amortization                                      238       1,746
  Exercise of stock options                          --         577
  Deferred revenue                                   80          --
  Other                                              18        (326)
                                               --------    --------
                                                  4,092      25,223
Less:  Valuation allowance                           --     (25,223)
                                               --------    --------
           Total deferred income taxes, net    $  4,092    $     --
                                               ========    ========

At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") available to offset taxable income of approximately $2,235 and $13,776 expiring in varying amounts through 2013 and 2018. In 1997, management of the Company determined that, more likely than not, its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the provision for income taxes in the accompanying consolidated statement of operations for 1997. The determination that the net deferred tax asset of $4,092 at December 31, 1997 was realizable, was based on the Company's profitability during 1997. Based upon the Company's results of operations for the year ended December 31, 1998, the Company determined that more likely than not, its deferred tax assets would not be realized and recorded a full valuation allowance against such assets. The provision for income taxes for the year ended December 31, 1998 represents the charge for the valuation allowance for prior year deferred tax assets. Deferred tax assets of approximately $1,360 for the year ended December 31, 1997, all of which are related to tax benefits associated with the exercise of stock options, did not result in a tax benefit in the accompanying consolidated statements of operations but, rather, an increase to additional paid-in capital.

14.      COMMITMENTS:

The Company leases certain office space for its operations. Leases for this space expire through 2002 and call for annual rent, with immaterial escalations through the end of the leases.

The Company has also entered into several operating leases for office equipment.

Future minimum payments for operating leases at December 31, 1998 are as follows:

           Year ending December 31,
           ------------------------
           1999                                           $     1,313
           2000                                                 1,097
           2001                                                   838
           2002                                                   476
           2003 and thereafter                                    340

Rent expense was $630, $443 and $299, respectively, for the three years ended December 31, 1998.

Employment Agreements

The Company maintains employment agreements with certain named executives. The employment agreements provide for aggregate annual base salaries of $855. These executives are also entitled to receive discretionary bonuses. The employment agreements provide for a four-year term that is automatically renewable for successive one-year terms unless either party gives prior written notice of its intent not to renew. In addition, pursuant to the severance terms of an employment agreement, the Company is obligated to make payments totaling $500 over the next two years to a former executive.

15.      LITIGATION AND DISPUTES:

On September 23, 1997, the Company commenced an action against a customer to collect $1,000 owed by the customer to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"), between the customer and the Company. On October 1, 1997, the customer filed an answer to this lawsuit and asserted various counterclaims against the Company, in which the customer alleges that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As relief, the customer sought a declaratory judgment that the customer is not obligated to make the $1,000 payment, as well as unspecified damages. This action was settled in January 1999, all claims were dismissed with prejudice and the settlement did not have a materially adverse effect on the Company's consolidated financial statements.

From July 1 through August 17, 1998, eleven putative class actions were filed in the United States District Court for the Southern District of New York, all of which have been consolidated under the caption "In re Advanced Health Corporation Securities Litigation". The amended consolidated complaint seeks, among other remedies, certification as a class action and unspecified damages resulting from defendants' alleged violations of federal securities laws. The amended consolidated complaint alleges that the Company and certain of its current or former officers or directors are liable for certain misrepresentations and omissions regarding, among other matters, the Company's operations, performance, and financial condition. The litigation is still in the preliminary stages, and the Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

On September 16, 1998, B&H commenced an action in the Supreme Court of the State of New York entitled "Bukstel & Halfpenny, Inc. v. Advanced Health Corporation". In addition to the Company, the complaint names as defendants Advanced Health Med-E-Systems Corporation, Advanced Health Bukstel & Halfpenny Corporation and certain current or former officers or directors of the Company. The Complaint asserts violations of the federal securities laws, common law fraud and other common law claims in connection with the Company's September 17, 1997 purchase of certain assets from B&H, and seeks rescission of the asset purchase agreement or unspecified damages. On October 30, 1998, B&H obtained an order to show cause and temporary restraining order, which temporarily prevents the Company from transferring certain software code to a certain customer and from including certain "software escrow" provisions in certain software licensing agreements. The litigation is still in the preliminary stages, and the Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

From time to time, the Company is involved in other litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE





To Advanced Health Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advanced Health Corporation included in this annual report on Form 10-K and have issued our report thereon dated March 31, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP


New York, New York
March 31, 1999

                            SUPPLEMENTAL SCHEDULE II

                                 (in thousands)


                                                                       Additions
                                                         -------------------------------
                                         Balance at                           Charged to
                                        Beginning of     Charged to Cost        Other                       Balance at End
                Description                Period          and Expenses        Accounts      Deductions       of Period
--------------------------------------------------------------------------------------------------------------------------
December 31,
1996 Allowance for Doubtful Accounts        $ --               $210              $ --         $   --            $210
1997 Allowance for Doubtful Accounts        $210               $450              $ --         $   --            $660
1998 Allowance for Doubtful Accounts        $660               $ --              $ --         $ (630)           $ 30