Form 10-Q
period 1999-03-31
ADVANCED HEALTH CORP
filed 1999-05-17
CIK 1002628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

                                 Yes /X/ No / /



As of May 5, 1999, there were 10,659,139 shares outstanding of the registrant's Common Stock, $.01 par value.

                           ADVANCED HEALTH CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       PAGE NO.
---------------------------------------------------------------------------------------------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
                  Consolidated Balance Sheets -
                  March 31, 1999 (unaudited) and December 31, 1998........................1

                  Consolidated Statement of Operations-
                  Three months ended March 31, 1999 and 1998 (unaudited)..................2

                  Consolidated Statements of Cash Flows-
                  Three months ended March 31, 1999 and 1998 (unaudited)..................3

                  Notes to Consolidated Financial Statements..............................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...............................................6

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................10

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................................10

SIGNATURES................................................................................13

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                        As Of
                                                                                          March 31,                December 31,
                                                                                            1999                      1998
                                                                                            ----                      ----
                                                                                         (unaudited)
        ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                         $  4,284                   $  9,269
        Certificates of deposit                                                              2,580                      2,580
        Investments in marketable securities                                                 8,732                      6,972
        Accounts receivable, net                                                               239                        320
        Other current assets                                                                   474                        362
        Net current assets from discontinued operation                                       1,097                      2,065
                                                                                          ------------------------------------
              Total current assets                                                          17,406                     21,568
PROPERTY AND EQUIPMENT, net                                                                  2,417                      2,565
INTANGIBLE ASSETS, net                                                                       1,851                      1,861
INVESTMENTS IN AFFILIATES                                                                   14,000                     14,000
OTHER ASSETS                                                                                 1,940                      2,001
OTHER ASSETS FROM DISCONTINUED OPERATION                                                     2,739                      2,639
                                                                                          ------------------------------------
              Total assets                                                                $ 40,353                   $ 44,634
                                                                                          ====================================


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                             $  2,680                   $  3,610
        Other current liabilities                                                            1,006                        875
        Other current liabilities from discontinued operation                                7,873                      9,304
                                                                                          ------------------------------------
              Total current liabilities                                                     11,559                     13,789
DEFERRED REVENUE                                                                               523                        250
NET LIABILITIES FROM DISCONTINUED OPERATION                                                    221                        705
                                                                                          ------------------------------------
              Total liabilities                                                             12,303                     14,744
                                                                                          ------------------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding
        Common stock, $.01 par value; 15,000,000 shares authorized;
              10,480,029 and 10,424,127 shares issued and
              outstanding, respectively                                                        104                        103
        Additional paid-in capital                                                         108,600                    108,450
        Accumulated deficit                                                                (80,267)                   (78,277)
        Unrealized gain on marketable securities, net of deferred income taxes                   2                          3
        Less: Treasury stock, at cost (153,937 shares)                                        (389)                      (389)
                                                                                          ------------------------------------
              Total shareholders' equity                                                    28,050                     29,890
                                                                                          ------------------------------------
              Total liabilities and shareholders' equity                                  $ 40,353                   $ 44,634
                                                                                          ====================================

  The accompanying notes are an integral part of these consolidated statements.

                                       (1)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and per share data)



                                                                                        For the Three Months Ended
                                                                                   -----------------------------------
                                                                                   March 31,                  March 31,
                                                                                     1999                       1998
                                                                                     ----                       ----
REVENUE                                                                            $    240                    $ 3,089
COST OF REVENUES                                                                        220                        618
                                                                                   ------------------------------------
              Gross profit                                                               20                      2,471
OPERATING EXPENSES                                                                    2,512                        946
                                                                                   ------------------------------------
              Operating income/(loss)                                                (2,492)                     1,525
OTHER INCOME, Net                                                                       275                        812
                                                                                   ------------------------------------
              Net income/(loss) before taxes                                         (2,217)                     2,337
INCOME TAX PROVISION                                                                     24                      1,283
                                                                                   ------------------------------------
              Net income/(loss) from continuing operations                           (2,241)                     1,054
DISCONTINUED OPERATION:
              Income from discontinued operation, net                                   251                      1,315
                                                                                   ------------------------------------
              Net income/(loss)                                                    $ (1,990)                   $ 2,369
                                                                                   ====================================


PER SHARE
        INFORMATION
        Basic net income/(loss) per share:
              Income/(loss) from continuing operations                               ($0.21)                     $0.10
              Income from discontinued operation                                      $0.02                      $0.13
                                                                                   ------------------------------------
                    Basic net income/(loss) per share                                ($0.19)                     $0.23
                                                                                   ====================================

        Diluted net income/(loss) per share:
              Income/(loss) from continuing operations                               ($0.21)                     $0.10
              Income from discontinued operation                                      $0.02                      $0.12
                                                                                   ------------------------------------
                    Diluted net income/(loss) per share                              ($0.19)                     $0.21
                                                                                   ====================================

Common shares used in computing per share amounts:
        Basic                                                                        10,452                     10,082
        Diluted                                                                      10,452                     11,041

  The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                  ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                For the Three Months Ended
                                                                                           ------------------------------------
                                                                                           March 31,                   March 31,
                                                                                             1999                        1998
                                                                                             ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income/(loss)                                                                  $ (2,241)                   $ 1,054
        Adjustments to reconcile net income to net cash
              used in operating activities
              Depreciation and amortization                                                     287                        572
              Deferred income taxes                                                               -                        852
              Changes in operating assets and liabilities
                    Accounts receivable                                                          81                     (2,173)
                    Other current assets                                                       (112)                      (235)
                    Accounts payable, accrued expenses and other current
                      liabilities                                                              (930)                       569
                    Other current liabilities                                                   131                        (72)
                    Deferred revenue                                                            273                        150
                                                                                           ------------------------------------
                          Net cash (used in) provided by operating activities                (2,511)                       717
                                                                                           ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                                              -                     (3,910)
        Minority investment in affiliated entities                                                -                      2,500
        Investment in certificates of deposit, net                                                -                     (5,572)
        Investment in marketable securities, net                                             (1,760)                    17,297
        Intangible assets                                                                         -                       (510)
        Purchases of property and equipment, net                                                (68)                       (37)
                                                                                           ------------------------------------
                          Net cash provided by (used in) investing activities                (1,828)                     9,768
                                                                                           ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from exercise of stock options                                             150                        532
                                                                                           ------------------------------------
                          Net cash provided by financing activities                             150                        532
                                                                                           ------------------------------------
                          Net cash flows from discontinued operations                          (796)                    (3,008)
                                                                                           ------------------------------------
                          Net change in cash and cash equivalents                            (4,985)                     8,009
CASH AND CASH EQUIVALENTS, beginning of period                                                9,269                      7,534
                                                                                           ------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                   $  4,284                    $15,543
                                                                                           ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for:
              Interest                                                                     $     38                    $     2
                                                                                           ====================================
              Income Taxes                                                                 $      5                    $ 1,301
                                                                                           ====================================

  The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                 ADVANCED HEALTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1998 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. Certain prior period expenses which are now part of discontinued operations have been reclassified to conform to the 1999 presentation. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.

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

                                       (4)

              A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                                                  Net
                                                                                                             Income (Loss)
                                                                           Net Income          Common          Per Common
                                                                             (Loss)            Shares             Share
                                                                             ------            ------             -----
              For the Three Months Ended March 31, 1998
               Basic EPS
                     Net income attributable to common stock                 $2,369          10,081,782          $ 0.23
                     Effect of dilutive securities:
                         Stock options and warrants                               0             959,247          $(0.02)
                                                                             ------          ----------          -------

               Diluted EPS
                     Net income attributable to common stock
                          and assumed options exercises                      $2,369          11,041,029          $ 0.21
                                                                             ======          ==========          =======

               For the Three Months Ended March 31, 1999
               Basic EPS
                     Net (loss) attributable to common stock                ($1,990)         10,452,078          ($0.19)
                     Effect of dilutive securities:
                         Stock options and warrants                               0                   0          $(0.00)
                                                                            --------         ----------          -------

               Diluted EPS
                     Net income attributable to common stock
                          and assumed options exercises                    ($1,990)          10,452,078          ($0.19)
                                                                           ========          ==========          =======

         3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                         1999           1998
                                                                         ----           ----
                           Net income/(loss)                           ($1,990)        $2,369
                           Unrealized gains on marketable
                           securities, net of $0 and $0
                           income tax                                        2            178
                                                                       -------         ------
                           Comprehensive Income                        ($1,988)        $2,547
                                                                       =======         ======

         4. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and

                                      (5)
               then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP-98-1 in the first quarter of 1999 and it did not have a material effect on its financial statements.

               In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal Quarters of fiscal years beginning after June 15, 1999. This statement is not expected to affect the Company since it does not currently engage in derivative instruments or hedging activities.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
 Advanced Health Corporation d/b/a AHT Corporation (the "Company") develops and provides clinical information systems and health care information technology solutions for use by integrated delivery systems, hospitals and other health care organizations. The Company generates revenues from fees for use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees.

The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company has restructured its continuing business operations, acquired new technology to develop and market and has discontinued the development and marketing of certain products from its product line, while marketing its products to different customers.

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

The Company's restructuring of its information technology unit includes placing increased emphasis on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company will be redirecting its sales efforts to develop distribution channels including Internet portals and increase sales for its products lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from what it believes is the rapidly gaining importance of clinical e-commerce. Currently, the Company has a contract backlog of approximately $2.0 million of revenue that it expects to recognize in 1999 and $.5 million of deferred revenue that represents cash received from customers who are in the process of installing our software based on milestones achieved.

                                       (6)

RESULTS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net revenue from continuing operations for the three months ended March 31, 1999 decreased to $.2 million from $3.1 million in the comparable period ended March 31, 1998, primarily as a result of a change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software and services rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of license revenues and software and training revenues.

Cost of revenues for the three months ended March 31, 1999 decreased to $.2 million from $.6 million for the comparable period ended March 31, 1998. The decrease in cost of revenues was due to restructuring actions in the second half of 1998, relating to the change in the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Cost of revenues includes direct costs associated with product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the three months ended March 31, 1999 increased to $2.5 million from $.9 million for the comparable period ended March 31, 1998 and included non-capitalized software development costs of approximately $.2 million and depreciation and amortization expense of approximately $.2 million. The Company is not capitalizing any software development costs and has not capitalized any such costs since the quarter ended March 31, 1998. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the three months ended March 31, 1999 was $.3 million as compared to $.8 million for the comparable period ending March 31, 1998 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Provision for income taxes for the three months ended March 31, 1999 includes payments made for state and local income taxes based on amounts other than taxable income. The provision for income taxes for the three months ended March 31, 1998 represents the net effect of a forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income.

Net (loss) for the three months ended March 31, 1999 was ($2.0) million compared to net income of $2.4 million for the three months ended March 31, 1998 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit. Prior to this action, the Company had restructured this unit into an outsourcing services company designed to provide professional services to the healthcare industry that would selectively contract with customers that would potentially generate increased

                                       (7)
profitability. For the three months March 31, 1999, the Company reported net income from discontinued operations net of income taxes of $.3 million compared to $1.3 million for the comparable period ending March 31, 1998. The Company's historical financial information has been restated to report results of the discontinued operation on a consistent basis for the three months ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $15.6 million, compared to $18.8 million at December 31, 1998.

For the three months ended March 31, 1999, the Company had negative cash flow from its operating activities of $2.5 million, compared with a positive $.7 million for the comparable period ended March 31, 1998. Net cash (used in) investing activities was ($1.8) million for the three months ended March 31, 1999, principally as a result of the investment of excess cash in marketable securities. Net cash provided by investing activities was $9.8 million for the comparable period ended March 31, 1998, relating primarily to proceeds received from investment in marketable securities reduced by an increase in capitalized software development costs. Net cash provided by financing activities was $.2 million and $.5 million for the three months ended March 31, 1999 and 1998 respectively and attributable to net proceeds from the exercise of incentive stock options.

The Company's operating plan for the remainder of 1999 includes divesting the practice management services unit and the continued development of the Company's electronic laboratory and prescription management products described above. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that its cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through the end of 2000. The Company has no other planned material capital expenditures or capital commitments.

From time to time in the ordinary course of its business, the Company evaluates possible acquisitions of businesses, products and technologies that are complementary to those of the Company.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit dates. Such systems may not be able to distinguish 20th century dates. To address these and other Year 2000 operational issues which may affect the Company and its customers, the Company has designated a Year 2000 project manager who is primarily responsible for implementing the Company's Year 2000 project plan.

The Company's Year 2000 project plan consists of four phases: assessment, remediation, validation, and distribution. The primary purpose of the assessment phase is to list and analyze the

                                       (8)
inventory of our products sold and supported. Major issues encountered during this phase are the identification of programming languages used, source code, and third-party libraries used in a product. The remediation phase calls for code modification. The validation phase is where the remediated products are tested and submitted for independent verification and validation. The Company's remediated products are provided to our customers during the distribution phase.

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

Internal Systems, Vendors and Suppliers: The Company is engaged in the assessment phase for its internal administrative systems. Its project plan calls for completion of Year 2000 compliance for administrative systems by the end of the third quarter of 1999. A group has been designated and assigned the task of notifying all of the clinical transaction processing partners by the end of the second quarter of 1999 in order to assess their Year 2000 readiness.

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

During the second quarter of 1999, the Company will be formulating and documenting scenarios for its customer service representatives to utilize in preparation for potential hardware and software issues relating to Year 2000. The Company plans to have a documented business continuity plan to cover conceivable concerns including our products and services, alternative

                                       (9)
vendors and suppliers, and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 concern, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.

             Not applicable.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                  On September 23, 1997, the Company commenced an action in the Supreme Court of the State of New York against Synetic, Inc. ("Synetic") entitled Advanced Health Med-E-Systems Corporation
                  v. Synetic, Inc. to collect $1 million owing by Synetic to the Company pursuant to a software license agreement dated as of March 31, 1997, as amended (the "License Agreement"). On October 1, 1997, Synetic filed an answer to this lawsuit and asserted various counterclaims against the Company, in which Synetic alleged that the subject software and documentation was not timely delivered and installed in accordance with the License Agreement. As previously announced, the parties settled their dispute in January 1999, and all claims have been dismissed with prejudice.

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

                                      (10)

                  The consolidated complaint alleges that the Company and its current or former officers or directors, Jonathan Edelson, M.D., Steven Hochberg, Alan B. Masarek, Robert Alger and Michael Rogers are liable for certain misrepresentations and omissions regarding, among other matters, the Company's operations, performance, and financial condition. The litigation is still in the preliminary stages, and the Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

                  On September 16, 1998, Bukstel & Halfpenny, Inc. ("B&H") commenced an action in the Supremet Court of the State of New York entitled Bukstel & Halfpenny, Inc. v. Advanced Health Corporation. In addition to the Company, the complaint names as defendants Advanced Health Med-E-Systems Corporation, Advanced Health Bukstel & Halfpenny Corporation, Jonathan Edelson, M.D., Alan Masarek, and Michael W. Rogers. The Complaint asserts violations of the federal securities laws, common law fraud and other common law claims in connections with the Company's' September 17, 1997 purchase of certain assets from B&H, and seeks rescission of the asset purchase agreement or unspecified damages. On October 20, 1998, B&H obtained an order to show cause and temporary restraining order, which temporarily prevents the Company from transferring certain software source code to Mayo Medical Laboratories and from including certain "software escrow" provisions in certain software licensing agreements for the Dr. Chart(R), Clinical Data Repository(TM), Clinical Data Exchange(TM) and Application Interface Engine(TM) products (the "TRO"). On November 17, 1998, the Court held a hearing on the Company's motion to dismiss the complaint and for sanctions on plaintiff's motion for expedited discovery and a preliminary injunction. No decision has been rendered to date. The Company believes that the plaintiffs' claims are without merit and intends to defend against the action vigorously.

                  On December 12, 1998, the Company commenced an action in the Supreme Court of the State of New York against Madison Medical
                  - The Private Practice Group of New York, L.L.P. ("Madison") entitled Advanced Health Corporation v. Madison Medical - The Private Practice Group of New York, L.L.P. The Company seeks to collect $2 million plus interest owing by Madison to the Company pursuant to a Promissory Note executed by Madison in favor of the Company. On January 5, 1999, the Company, through its majority owned subsidiary, Uptown Physician Management, Inc. ("Uptown") commenced an American Arbitration Association arbitration proceeding against Madison entitled Uptown Physician Management, Inc. v. Madison Medical - The Private Practice Group of New York, L.L.P. to collect $2.1 million in fees owed pursuant to a management services agreement between the parties. Madison has asserted a defense in the action and a counterclaim in the arbitration seeking $2.4 million in damages based on the Company's and Uptown's alleged breaches of the management services agreement. On March 31, 1999, the Company announced a settlement with Madison of both disputes for an aggregate payment to the Company of approximately $2.5 million, $700,000 of which has been paid and the remaining $1.8 million plus interest to be paid in installments over time.

                                      (11)

                  From time to time, the Company is involved in litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have material adverse effect on the Company's business, results of operations or financial condition.

                                      (12)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.

May 15, 1999                                ADVANCED HEALTH CORPORATION


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


                                            By: /s/ Jeffrey M. Sauerhoff
                                                ------------------------
                                                Jeffrey M. Sauerhoff
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                      (13)