Form 10-K/A
period 1998-12-31
ADVANCED HEALTH CORP
filed 1999-06-10
CIK 1002628

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A

(Mark One)        [X]      Annual report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to________________

                         Commission File Number 0-21209
                           ADVANCED HEALTH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware                                            13-3893841
(STATE OR OTHER JURISDICTION                        (IRS EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)                   NUMBER)

555 White Plains Road, Tarrytown, New York          10591
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (914) 524-4200
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: [X]

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $42,644,126, BASED ON THE CLOSING PRICE OF THE COMMON STOCK ON MARCH 12, 1999. AS OF MARCH 12, 1999, THERE WERE 10,431,129 SHARES OF COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS AS TO INDUSTRY TRENDS, FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, ANTICIPATED REVENUES AND EXPENSES, AND PRODUCTS OR SERVICE LINE GROWTH MAY BE SIGNIFICANTLY IMPACTED BY CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, FAILURE OF THE CLINICAL E-COMMERCE INDUSTRY TO DEVELOP AT ANTICIPATED RATES, FAILURE OF THE COMPANY'S CLINICAL INFORMATION TECHNOLOGY PRODUCTS AND SERVICES TO GAIN SIGNIFICANT MARKET ACCEPTANCE, FAILURE TO MEET OPERATING OBJECTIVES OR TO EXECUTE THE OPERATING PLAN, FAILURE TO SUCCESSFULLY RESTRUCTURE AHT'S BUSINESS UNITS, COMPETITION AND OTHER ECONOMIC FACTORS. NO ASSURANCES CAN BE GIVEN AS TO THE OUTCOME OF ANY PENDING LAWSUITS AGAINST ADVANCED HEALTH CORPORATION.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of the Company's Chief Executive Officer and each other executive officer of the Company who earned in excess of $100,000 in annual salary and bonus during the Company's fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the Company's fiscal years ended December 31,1998, 1997, and 1996.

                           SUMMARY COMPENSATION TABLE

                             Long-Term Compensation
                           Annual Compensation Awards

                                                                       Securities Underlying
                                                                       Options/SARs
Name and Principal Position                          Year              ($)Salary                 (#)
--------------------------------------------------------------------------------------------------------
Jonathan Edelson, M.D, Chairman,                     1998              298,589
Chief Executive Officer, and President               1997              269,079                   150,000
                                                     1996              220,224
Robert J. Alger, Executive Vice President            1998              178,431                   25,000
and Chief Information Officer                        1997              169,261                   60,000
                                                     1996              154,854
Jeffrey M. Sauerhoff                                 1998              172,902                   50,731
Chief Financial Officer                              1997              130,319                   22,255
                                                     1996              112,671
Eddy W. Friedfeld, Senior Vice President-            1998              152,566                   55,000
Business & Legal Affairs, General Counsel            1997              52,333                    22,500
and Secretary

Alan B. Masarek, President and COO (1)               1998              238,576
                                                     1997              224,693                   112,500
                                                     1996              200,198

(1) Resigned Effective 3/31/99

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the ownership of Common Stock as of May 1, 1999 with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) certain executive officers of the Company and (iv) all directors and officers as a group. Unless otherwise indicated, the address for each stockholder is c/o the Company, 555 White Plains Road, Tarrytown, New York 10591.


                                                                      SHARES OF
                                                                      COMMON
NAME AND ADDRESS                                                      STOCK(1)               PERCENT(1)
-------------------------------------------------------------------------------------------------------
David M. Knott
  485 Underhill Blvd., Suite 205, Syosset, NY 11791-3419              859,500                   8.1
Nationsbank Corp.
  Nationsbank Plaza, Charlotte, NC 28255                              785,600                   7.4
Dimensional Fund Advisors
  1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401               702,900                   6.6
Tudor Investment Corporation
  One Post Office Square, Boston, MA 02109                            723,000                   6.8
Jonathan Edelson, MD (2)                                              524,042                   4.9
Robert J. Alger (3)                                                    51,241                   *
Jeffrey M. Sauerhoff (4)                                               26,178                   *
Eddy W. Friedfeld (5)                                                   8,750                   *
James Carney (6)                                                       15,000                   *
Barry Kurokawa (7)                                                     19,507                   *
Alan B. Masarek (8)                                                   150,136                   1.4
Arthur M. Southam, MD                                                      *                    *

All directors and executive officers as a group (7 persons) (9)       794,854                   7.5

* Represents less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities and includes options exercisable within 60 days of May 1, 1999. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 10,644,244 shares of Common Stock outstanding as of May 1, 1999.

(2) Includes currently exercisable options to purchase 128,816 shares of Common Stock.

(3) Includes currently exercisable options to purchase 51,241 shares of Common Stock.

(4) Includes currently exercisable options to purchase 26,178 shares of Common Stock.

(5) Includes currently exercisable options to purchase 8,750 shares of Common Stock.

(6) Includes currently exercisable options to purchase 15,000 shares of Common Stock.

(7) Includes currently exercisable options to purchase 17,507 shares of Common Stock.

(8) Includes currently exercisable options to purchase 150,136 shares of Common Stock

(9) See notes (2), (3), (4), (5), (6), and (7).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, 1997 and 1998, in accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company made loans in the aggregate amounts of $800,000 and $145,000 to each of Dr. Edelson, and Mr. Alger, respectively. These loans are due three years from the loan date with interest payable monthly at a rate of 6% per annum.

         The Company entered into a separation agreement in 1999 with Alan Masarek, the Company's former President and Chief Operating Officer, whose resignation was effective March 31, 1999, which provides for the following: (i) a one-year continuation of salary at $250,000 and benefits from April 1, 1999 to March 31, 2000, payable monthly; (ii) an additional $250,000 (less applicable withholding) payment in exchange for consulting forup to 24 business days in a form and manner reasonably requested by the Company's Board of Directors, which has already been paid; (iii) requirement of repayment of current outstanding loans, principal ($467,475) and interest (at the rate of 6% per annum), beginning May 1, 2000 at the rate of $15,000 per month with the balance due of all outstanding loans, including principal and interest on May 1, 2001; (iv) vesting of 150,136 options to acquire Company stock that will remain fully exercisable for up to five years; and (v) a success bonus for the sale of the management services division of the Company that occurred on May 14, 1999 ("the Sale"), equal to $40,000 plus 2.5% of the net proceeds of the Sale, which has already been paid.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates are approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors of the Board of Directors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ADVANCED HEALTH  CORPORATION



Date: June 10, 1999
                                    By:  /s/ Jeffrey M. Sauerhoff

                                    Jeffrey M. Sauerhoff
                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

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

**10.8 First Amendment to Lease Agreement between Reckon Operating Partnership, LP, as Owner, and the Registrant, as Tenant

**10.9 Chicago Office Lease Agreement dated December 8, 1995, between Adams Family, LLC and the Registrant

**10.10 Fort Washington Lease Agreement dated November 13, 1997, between Comdrive Associates, L.P. and Registrant as Tenant

**10.11 Hawthorne Lease Agreement dated January 8, 1998, between United Parcel Service, Inc. and Registrant as Tenant

**10.12           Malvern Lease dated October 6, 1997

**10.13           Tarrytown Sublease

**10.14           Form of Director Indemnification Agreement

 *10.15           Employment Agreement between the Registrant and Jonathan
                  Edelson, M.D.

 *10.16           Employment Agreement between the Registrant and Robert Alger

**10.17           Employment Agreement between the Registrant and Jeffrey M.
                  Sauerhoff

**10.18           Employment Agreement between the Registrant and Eddy W.
                  Friedfeld

 *10.19           Separation Agreement between the Registrant and Alan B.
                  Masarek

**10.20           Amended and Restated Advanced Health Corporation 1995 Stock
                  Option Plan

**10.21           Employee Stock Purchase Plan

**11.1            Earnings Per Common Share Computation

**21              List of Subsidiaries

**23.2            Consent of Arthur Andersen LLP

**27              Financial Data Schedule

*                 Filed herewith.

**       Filed as an exhibit to the Registrant's Registration Statement on Form
S-1, as amended Registration No. 333-06283), Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-35115), Registrant's Forms 10-K, dated March 30, 1997, March 31, 1998, and April 2, 1999, incorporated herein by reference.