Form 10-Q
period 1999-06-30
AHT CORP
filed 1999-08-13
CIK 1002628

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

                                       OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period__________________to_________________________.



                         COMMISSION FILE NUMBER: 0-21209

                                 AHT CORPORATION
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

                                Yes [ X ] No [ ]



As of July 21, 1999, there were 10,710,177 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                                 AHT CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                PAGE NO.
------------------------------------------------------------------------------------------------------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets -
          June 30, 1999 (unaudited) and December 31, 1998...........................................1

          Consolidated Statements of Operations-
          Three and six months ended June 30, 1999 and 1998 (unaudited).............................2

          Consolidated Statements of Cash Flows-
          Six months ended June 30, 1999 and 1998 (unaudited).......................................3

          Notes to Consolidated Financial Statements................................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................................................6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................12

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS........................................................................12

SIGNATURES.........................................................................................14

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        AHT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                          As Of
                                                                                            June 30,             December 31,
                                                                                              1999                  1998
                                                                                              ----                  ----
                                                                                           (unaudited)
        ASSETS
        ------
CURRENT ASSETS:
        Cash and cash equivalents                                                                 $ 5,584           $ 9,269
        Restricted Cash                                                                             2,827             2,580
        Investments in marketable securities                                                        2,500             6,972
        Accounts receivable, net                                                                      136               320
        Other current assets                                                                          491               362
        Net current assets from discontinued operation                                                134             2,065
                                                                                         -----------------------------------
               Total current assets                                                                11,672            21,568
PROPERTY AND EQUIPMENT, net                                                                         2,307             2,565
INTANGIBLE ASSETS, net                                                                              4,330             1,861
INVESTMENTS IN AFFILIATES                                                                          14,000            14,000
OTHER ASSETS                                                                                        1,881             2,001
OTHER ASSETS FROM DISCONTINUED OPERATION                                                              784             2,639
                                                                                         -----------------------------------
               Total assets                                                                      $ 34,974          $ 44,634
                                                                                         ===================================


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                                     $ 3,570           $ 3,610
        Other current liabilities                                                                     101               875
        Other current liabilities from discontinued operation                                       3,782             9,304
                                                                                         -----------------------------------
               Total current liabilities                                                            7,453            13,789
DEFERRED REVENUE                                                                                      527               250
NET LIABILITIES FROM DISCONTINUED OPERATION                                                           540               705
                                                                                         -----------------------------------
               Total liabilities                                                                    8,520            14,744
                                                                                         -----------------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding
        Common stock, $.01 par value; 15,000,000 shares authorized;
               10,690,177 and 10,424,127 shares issued and
               outstanding, respectively                                                              106               103
        Additional paid-in capital                                                                111,342           108,450
        Accumulated deficit                                                                       (84,594)          (78,277)
        Unrealized gain on marketable securities, net of deferred income taxes                        (11)                3
        Less: Treasury stock, at cost (153,937 shares)                                               (389)             (389)
                                                                                         -----------------------------------
               Total shareholders' equity                                                          26,454            29,890
                                                                                         -----------------------------------
               Total liabilities and shareholders' equity                                        $ 34,974          $ 44,634
                                                                                         ===================================


The accompanying notes are an integral part of these consolidated statements.

                                       (1)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and per share data)
                                  (unaudited)


                                                                    For the Three Months Ended
                                                                 -----------------------------------
                                                                    June 30,          June 30,
                                                                      1999              1998
                                                                      ----              ----
REVENUE                                                              $ 149             $ 135
COST OF REVENUES                                                       271               277
                                                                 -----------------------------------
               Gross profit                                           (122)             (142)
OPERATING EXPENSES                                                   5,293             6,700
                                                                 -----------------------------------
               Operating income/(loss)                              (5,415)           (6,842)
OTHER INCOME, Net                                                      242               753
                                                                 -----------------------------------
               Net income/(loss) before taxes                       (5,173)           (6,089)
INCOME TAX PROVISION                                                  (110)            3,423
                                                                 -----------------------------------
               Net income/(loss) from continuing operations         (5,063)           (9,512)
DISCONTINUED OPERATION:
               Income/(loss) from discontinued operation, net          736            (6,802)
                                                                 -----------------------------------
               Net income/(loss)                                  $ (4,327)        $ (16,314)
                                                                 ===================================


PER SHARE
        INFORMATION
        Basic net income/(loss) per share:
               Income/(loss) from continuing operations             ($0.48)           ($0.95)
               Income from discontinued operation                    $0.07            ($0.68)
                                                                 -----------------------------------
                     Basic net income/(loss) per share              ($0.41)           ($1.63)
                                                                 ===================================

        Diluted net income/(loss) per share:
               Income/(loss) from continuing operations             ($0.48)           ($0.95)
               Income from discontinued operation                    $0.07            ($0.68)
                                                                 -----------------------------------
                     Diluted net income/(loss) per share            ($0.41)           ($1.63)
                                                                 ===================================

Common shares used in computing per share amounts:
        Basic                                                       10,585            10,033
        Diluted                                                     10,585            10,033


                                                                       For the Six Months Ended
                                                                  -------------------------------------
                                                                      June 30,         June 30,
                                                                        1999             1998
                                                                        ----             ----
REVENUE                                                               $ 389           $ 3,224
COST OF REVENUES                                                        491               895
                                                                  -----------------------------------
               Gross profit                                            (102)            2,329
OPERATING EXPENSES                                                    7,805             7,646
                                                                  -----------------------------------
               Operating income/(loss)                               (7,907)           (5,317)
OTHER INCOME, Net                                                       517             1,565
                                                                  -----------------------------------
               Net income/(loss) before taxes                        (7,390)           (3,752)
INCOME TAX PROVISION                                                    (86)            4,706
                                                                  -----------------------------------
               Net income/(loss) from continuing operations          (7,304)           (8,458)
DISCONTINUED OPERATION:
               Income/(loss)from discontinued operation, net            987            (5,487)
                                                                 -----------------------------------
               Net income/(loss)                                   $ (6,317)        $ (13,945)
                                                                  ===================================


PER SHARE
        INFORMATION
        Basic net income/(loss) per share:
               Income/(loss) from continuing operations              ($0.69)           ($0.85)
               Income from discontinued operation                     $0.09            ($0.55)
                                                                 -----------------------------------
                     Basic net income/(loss) per share               ($0.60)           ($1.40)
                                                                  ===================================

        Diluted net income/(loss) per share:
               Income/(loss) from continuing operations              ($0.69)           ($0.85)
               Income from discontinued operation                     $0.09            ($0.55)
                                                                 -----------------------------------
                     Diluted net income/(loss) per share             ($0.60)           ($1.40)
                                                                  ===================================

Common shares used in computing per share amounts:
        Basic                                                        10,531             9,979
        Diluted                                                      10,531             9,979




The accompanying notes are an integral part of these consolidated statements.

                                      (2)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                  For the Six Months Ended
                                                                                            --------------------------------------
                                                                                                June 30,          June 30,
                                                                                                  1999              1998
                                                                                                  ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income/(loss)                                                                       $      (6,317)    $     (13,945)
        Adjustments to reconcile net income to net cash
               used in operating activities
               Depreciation and amortization                                                              641               948
               Deferred income taxes                                                                        -            (4,092)
               Changes in operating assets and liabilities
                     Accounts receivable, net                                                             184               116
                     Other current assets                                                                (129)              531
                     Accounts payable, accrued expenses and other current liabilities                     (40)           (2,501)
                     Other current liabilities                                                           (773)             (319)
                     Deferred revenue                                                                     277              (100)
                                                                                            ------------------------------------
                            Net cash (used in) provided by operating activities                        (6,157)          (19,362)
                                                                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                                                        -             3,784
        Minority investment in affiliated entities                                                          -            (7,901)
        Restricted Cash, net                                                                             (247)              563
        Investment in marketable securities, net                                                        4,458            23,149
        Intangible assets                                                                              (2,500)             (203)
        Purchases of property and equipment, net                                                         (231)             (585)
                                                                                            ------------------------------------
                            Net cash provided by (used in) investing activities                         1,480            18,807
                                                                                            ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from exercise of stock options                                                       392               684
        Net proceeds from issuance of common stock                                                      2,500                 -
                                                                                            ------------------------------------
                            Net cash provided by financing activities                                   2,892               684
                                                                                            ------------------------------------
                            Net cash flows from discontinued operations                                (1,900)            8,448
                                                                                            ------------------------------------
                            Net change in cash and cash equivalents                                    (3,685)            8,577
CASH AND CASH EQUIVALENTS, beginning of period                                                          9,269             7,534
                                                                                            ------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                        $       5,584     $      16,111
                                                                                            ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for:
               Interest                                                                         $          60     $          27
                                                                                            ====================================
               Income Taxes                                                                     $           -     $         647
                                                                                            ====================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
FROM DISCONTINUED OPERATIONS:
Fair market value of Common Stock issued for acquisitions                                       $           -     $       4,750
                                                                                            ====================================



The accompanying notes are an integral part of these consolidated statements.



                                      (3)

                        AHT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

            2. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for all periods presented does not include the impact of stock options and warrants then outstanding as the effect of their inclusion would be anti-dilutive.

            3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:


                                                                     For the Three Months Ended June 30,
                                                                     -----------------------------------
                                                                          1999            1998
                                                                          ----            ----
                                   Net income/(loss)                   ($ 4,327)       ($16,314)
                                   Unrealized gains/(losses) on
                                   marketable securities, net of
                                   $0 and $118 income tax                   (13)            178
                                                                       --------        --------

                                   Comprehensive Income                ($ 4,340)       ($16,136)
                                                                       ========        ========


                                       (4)

                                                                    For the Six Months Ended June 30,
                                                                    ---------------------------------
                                                                           1999            1998
                                                                           ----            ----
                                   Net income/(loss)                   ($ 6,317)       ($13,945)
                                   Unrealized gains/(losses) on
                                   marketable securities, net of
                                   $0 and $118 income tax                   (11)            178
                                                                       --------        --------

                                   Comprehensive Income                ($ 6,328)       ($13,767)
                                                                       ========        ========


            4. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP-98-1 in the first quarter of 1999 and it did not have a material effect on its financial statements.

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

                  In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                                       (5)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
AHT Corporation (the "Company") develops and provides clinical information systems and health care information technology solutions for use by clinical laboratories, hospitals, pharmacy benefit managers and other health care organizations. The Company generates revenues from fees for use and support of its clinical information systems, including license, software installation, software integration, training and data conversion fees.

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

In May 1999, and as previously announced, the Company divested itself of its practice management services unit for approximately $3.1 million in cash plus the assumption of certain payables and capital leases associated with the unit. The Company will now be able to devote its full resources to expanding its Internet-based laboratory and prescription transaction management business. The restructuring action described below contains forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business.

The Company's restructuring of its information technology unit includes placing increased emphasis on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company will be redirecting its sales efforts to develop distribution channels including Internet portals and increase sales for its product lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from what it believes is the rapidly gaining importance of clinical e-commerce. Currently, the Company has a contract backlog of approximately $1.9 million of revenue that it expects to recognize in 1999 and $.5 million of deferred revenue that represents cash received from customers who are in the process of installing the Company's software based on milestones achieved.

RESULTS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenue from continuing operations for the three months ended June 30, 1999 and 1998 were comparable, although the Company, during 1998, changed its strategy to market and support only its core product offerings of laboratory and prescription software and services rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of license revenues and software, support and training revenues.




                                      (6)

Cost of revenues for the three months ended June 30, 1999 and 1998 were comparable. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the three months ended June 30, 1999 decreased to $5.3 million from $6.7 million for the comparable period ended June 30, 1998 primarily as a result of restructuring actions taken in the second half of 1998, relating to the change in the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Operating expenses for the period ended June 30, 1999 included non-capitalized software development costs of approximately $.3 million, depreciation and amortization expense of approximately $.2 million and non-recurring expenses of $2.5 million, which included the $1.5 million cost of settling an action commenced against the Company by Bukstel & Halfpenny, Inc., (see Legal Proceedings), legal costs associated with this action and other costs associated with the migration of operations from Chicago to the Philadelphia office. The Company has not incurred any software development costs that could be capitalized since the quarter ended March 31, 1998. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the three months ended June 30, 1999 was $.2 million as compared to $.8 million for the comparable period ending June 30, 1998 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Provision for income taxes for the three months ended June 30, 1999 includes payments made for state and local income taxes based on amounts other than taxable income. The provision for income taxes for the three months ended June 30, 1998 represents the net effect of a forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income.

Net (loss) for the three months ended June 30, 1999 was ($4.3) million compared to a net (loss) of ($16.3) million for the three months ended June 30, 1998 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

In 1998, the Company provided for a loss from discontinued operations that included the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto. As previously announced, in May 1999 the Company divested itself of this services unit. As a result of this divestiture, the Company recognized net income from discontinued operations. For the three months ended June 30, 1999, the Company reported net income from discontinued operations net of income taxes of $.7 million compared to a net (loss) of ($6.8) million for the comparable period ending June 30, 1998. The Company's historical financial information has been restated to report results of the discontinued operation on a consistent basis for the three months ended June 30, 1999 and 1998.




                                      (7)

RESULTS FROM CONTINUING OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenue from continuing operations for the six months ended June 30, 1999 decreased to $.4 million from $3.2 million in the comparable period ended June 30, 1998, primarily as a result of a change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software and services rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of license revenues and software, support and training revenues.

Cost of revenues for the six months ended June 30, 1999 decreased to $.5 million from $.9 million for the comparable period ended June 30, 1998. The decrease in cost of revenues was due to restructuring actions in the second half of 1998, relating to the change in the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the six months ended June 30, 1999 increased to $7.8 million from $7.6 million for the comparable period ended June 30, 1998 and included non-capitalized software development costs of approximately $.5 million, depreciation and amortization expense of approximately $.4 million and non-recurring expenses of $2.5 million which included the $1.5 million cost of settling an action commenced against the Company by Bukstel & Halfpenny, Inc., (see Legal Proceedings), legal costs associated with this action and other costs associated with the migration of operations from Chicago to the Philadelphia office. The Company has not incurred any software development costs that could be capitalized since the quarter ended March 31, 1998. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the six months ended June 30, 1999 was $.5 million as compared to $1.6 million for the comparable period ending June 30, 1998 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Provision for income taxes for the six months ended June 30, 1999 includes payments made for state and local income taxes based on amounts other than taxable income. The provision for income taxes for the six months ended June 30, 1998 represents the net effect of a forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income.

Net (loss) for the six months ended June 30, 1999 was ($6.3) million compared to a net (loss) of ($13.9) million for the six months ended June 30, 1998 due to the factors described above.






                                      (8)

RESULTS OF DISCONTINUED OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

In 1998, the Company provided for a loss from discontinued operations that included the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto. As previously announced, in May 1999 the Company divested itself of this services unit. As a result of this divestiture, the Company recognized net income from discontinued operations. For the six months June 30, 1999, the Company reported net income from discontinued operations net of income taxes of $1.0 million compared to a net (loss) ($5.5) million for the comparable period ending June 30, 1998. The Company's historical financial information has been restated to report results of the discontinued operation on a consistent basis for the six months ended June 30, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had aggregate cash, cash equivalents, restricted cash and marketable securities of $10.9 million, compared to $18.8 million at December 31, 1998.

For the six months ended June 30, 1999, the Company had negative cash flow from its operating activities of $6.2 million, compared with a negative $19.4 million for the comparable period ended June 30, 1998. Included in cash flow from operations for the six month period ended June 30, 1999 was $1.5 million for the settlement of an action commenced by Bukstel & Halfpenny, Inc., (see Legal Proceedings) and $1.0 million of additional one-time charges for legal costs associated with this action and other expenses associated with the migration of the Company's Chicago operations to its Philadelphia office. Net cash provided by investing activities was $1.5 million for the six months ended June 30, 1999, principally as a result of the investment of excess cash in marketable securities, net of an increase in intangible assets as a result of stock issued under an earn out provision of a previously made acquisition. Net cash provided by investing activities was $18.8 million for the comparable period ended June 30, 1998, relating primarily to proceeds received from investments in marketable securities, an increase in other assets and a change in investments in affiliated entities as a result of discontinued operations. Net cash provided by financing activities was $2.9 million and $.7 million for the six months ended June 30, 1999 and 1998 respectively and attributable to net proceeds from the exercise of incentive stock options and the issuance of common stock as described above. Net cash flows from discontinued operations for the six months ended June 30, 1999 was a negative $1.9 million compared with a positive $8.4 million for the comparable period ended June 30, 1998. Included in discontinued operating cash flow at June 30, 1999 was an increase in the Company's investment in Southern States Eye Care, LLC with a corresponding decrease in its equity ownership position. Based on its current assessment, the Company does not believe that there is a permanent impairment of this asset and is seeking an independent appraisal accordingly.




                                      (9)

The Company's operating plan for the remainder of 1999 includes the continued support and maintenance of the Company's electronic laboratory and prescription management products described above, developing strategic customers and new proprietary distribution channels and Internet portals. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. While the Company has incurred certain non-recurring charges for settling of a lawsuit, costs associated with such legal action and other one-time charges that has accelerated its use of cash, the Company believes that its cash and investments on hand, interest income and revenues from operations will be sufficient to fund planned operations of the Company through the end of 2000. The Company has no other planned material capital expenditures or capital commitments.

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

Products and Services: For the Company's products and services, the assessment phase is complete and remediation is in progress. During the remediation process, third party vendors whose proprietary tools and library products are incorporated into the Company's products are being contacted in order for the Company to determine third party Year 2000 compliance status. The Company has taken action where required in accordance with instructions provided by the third party vendors. The Company has completed its product assessment phase, and has substantially completed its remediation process. Complete validation is expected to be completed in October 1999. The Company expects that all of its software products will be Year 2000 compliant by October 31, 1999.

Internal Systems, Vendors and Suppliers: The Company is engaged in the assessment phase for its internal administrative systems. Its project plan calls for completion of Year 2000 compliance for administrative systems by the end of the third quarter of 1999. A group has been designated and has notified all of the clinical administrative processing partners as of June 30, 1999 in order to assess their Year 2000 readiness.



                                      (10)

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

The Company continues to formulate and document scenarios for its customer service representatives to utilize in preparation for potential hardware and software issues relating to Year 2000. The Company plans to have a documented business continuity plan to cover conceivable concerns including our products and services, alternative vendors and suppliers, and staffing issues to assure coverage immediately before and after the millennium. However, due to the general uncertainty inherent in the Year 2000 concern, there can be no assurance that all Year 2000 problems will be foreseen and corrected on a timely basis.

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





                                      (11)

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.

                  Not applicable.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                  From July 1 through August 17, 1998, eleven putative class actions were filed in the United States District Court for the Southern District of New York, all of which have been consolidated under the caption In re AHT Corporation (f/k/a Advanced Health Corporation) Securities Litigation. The consolidated complaint, filed in February 1999, seeks, among other remedies, certification as a class action and unspecified damages resulting from defendants' alleged violations of federal securities laws.

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

                  On September 16, 1998, Bukstel & Halfpenny, Inc. ("B&H") commenced an action in the Supreme Court of the State of New York entitled Bukstel & Halfpenny, Inc. v. AHT Corporation (f/k/a Advanced Health Corporation). In addition to the Company, the complaint named as defendants Advanced Health Med-E-Systems Corporation, Advanced Health Bukstel & Halfpenny Corporation, Jonathan Edelson, M.D., Alan B. Masarek, and Michael W. Rogers. The Complaint asserted violations of the federal securities laws, common law fraud and other common law claims in connections with the Company's September 17, 1997 purchase of certain assets from B&H, and sought rescission of the asset purchase agreement or unspecified damages.

                  On October 30, 1998, B&H obtained an order to show cause and temporary restraining order, which prevented the Company from transferring certain software source code to Mayo Medical Laboratories and from including certain "software escrow" provisions in certain software licensing agreements for the Dr. Chart(R), Clinical Data Repository(TM), Clinical Data Exchange(TM) and Application Interface Engine(TM) products (the "TRO"). On May 13, 1999 the court converted the temporary restraining order into a preliminary injunction.




                                      (12)

                  On July 23, 1999, after a full evidentiary hearings the court vacated the preliminary injunction, on a finding that B&H was guilty of unclean hands in its application for injunctive relief and that B&H "engaged in conduct of misrepresentation, misstatements, and unreliable information substantially related to the issues in the litigation which seriously impinged on deceit, unconscionability and bad faith". On August 11, 1999, the Company announced a settlement of the lawsuit with B&H and all of its shareholders, whereby the Company has paid to B&H the sum of $1.5 million. All claims have been dismissed with prejudice.

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

August 12, 1999                       AHT CORPORATION


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





                                      (14)