Form 10-Q
period 1999-09-30
AHT CORP
filed 1999-11-15
CIK 1002628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

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

                               Yes [X]     No [ ]



As of October 23, 1999, there were 10,711,052 shares outstanding of the registrant's Common Stock, $.01 par value.

                                 AHT CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE NO.
------------------------------------------------------------------------------------------------
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets -
          September 30, 1999 (unaudited) and December 31, 1998........................         1

          Consolidated Statements of Operations -
          Three and nine months ended September 30, 1999 and 1998 (unaudited).........         2

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1999 and 1998 (unaudited)...................         3

          Notes to Consolidated Financial Statements..................................         4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................................         6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................        12

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS...........................................................        12

SIGNATURES............................................................................        13

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        AHT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                      As Of
                                                                                          September 30,    December 31,
                                                                                              1999             1998
                                                                                          -------------    ------------
                                                                                           (unaudited)
        ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                           $   3,122        $   9,269
        Restricted cash                                                                         1,100              853
        Investments in marketable securities                                                     --              6,972
        Accounts receivable, net                                                                  149              320
        Other current assets                                                                      545              362
        Net current assets from discontinued operation                                            167            2,065
                                                                                            ---------        ---------
              Total current assets                                                              5,083           19,841
PROPERTY AND EQUIPMENT, net                                                                     2,168            2,565
INTANGIBLE ASSETS, net                                                                          4,293            1,861
INVESTMENTS IN AFFILIATES                                                                      14,000           14,000
OTHER ASSETS                                                                                    3,664            3,728
OTHER ASSETS FROM DISCONTINUED OPERATION                                                          775            2,639
                                                                                            ---------        ---------
              Total assets                                                                  $  29,983        $  44,634
                                                                                            =========        =========



        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                               $   3,102        $   3,610
        Other current liabilities                                                                  79              875
        Other current liabilities from discontinued operation                                   2,189            9,304
                                                                                            ---------        ---------
              Total current liabilities                                                         5,370           13,789
DEFERRED REVENUE                                                                                  643              250
NET LIABILITIES FROM DISCONTINUED OPERATION                                                      --                705
                                                                                            ---------        ---------
              Total liabilities                                                                 6,013           14,744
                                                                                            ---------        ---------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding
        Common stock, $.01 par value; 15,000,000 shares authorized;
              10,711,052 and 10,424,127 shares issued and
              outstanding, respectively                                                           107              103
        Additional paid-in capital                                                            111,664          108,450
        Accumulated deficit                                                                   (87,355)         (78,277)
        Unrealized gain on marketable securities, net of deferred income taxes                    (11)               3
        Less: Treasury stock, at cost (166,337 and 153,937 shares respectively)                  (435)            (389)
                                                                                            ---------        ---------
              Total shareholders' equity                                                       23,970           29,890
                                                                                            ---------        ---------
              Total liabilities and shareholders' equity                                    $  29,983        $  44,634
                                                                                            =========        =========



 The accompanying notes are an integral part of these consolidated statements.


                                       (1)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and per share data)
                                   (unaudited)


                                                                  For the Three Months Ended       For the Nine Months Ended
                                                                 -----------------------------   -----------------------------
                                                                 September 30,   September 30,   September 30,   September 30,
                                                                     1999            1998            1999            1998
                                                                 -------------   -------------   -------------   -------------
REVENUE                                                            $    213        $    303        $    601        $  3,527
COST OF REVENUES                                                        385             304             876           1,199
                                                                   --------        --------        --------        --------
              Gross profit                                             (172)             (1)           (275)          2,328
OPERATING EXPENSES                                                    2,713           3,429          10,518          11,075
                                                                   --------        --------        --------        --------
              Operating income/(loss)                                (2,885)         (3,430)        (10,793)         (8,747)
OTHER INCOME, Net                                                       172             222             689           1,787
                                                                   --------        --------        --------        --------
              Net income/(loss) before taxes                         (2,713)         (3,208)        (10,104)         (6,960)
INCOME TAX PROVISION                                                     70               2             (16)          4,708
                                                                   --------        --------        --------        --------
              Net income/(loss) from continuing operations           (2,783)         (3,210)        (10,088)        (11,668)
DISCONTINUED OPERATION:
              Income/(loss) from discontinued operation, net             22         (12,784)          1,010         (18,271)
                                                                   --------        --------        --------        --------
              Net income/(loss)                                    $ (2,761)       $(15,994)       $ (9,078)       $(29,939)
                                                                   ========        ========        ========        ========

PER SHARE
        INFORMATION
        Basic net income/(loss) per share:
              Income/(loss) from continuing operations             $  (0.26)       $  (0.32)       $  (0.95)       $  (1.16)
              Income from discontinued operation                   $   0.00        $  (1.27)       $   0.09        $  (1.83)
                                                                   --------        --------        --------        --------
                    Basic net income/(loss) per share              $  (0.26)       $  (1.59)       $  (0.86)       $  (2.99)
                                                                   ========        ========        ========        ========

        Diluted net income/(loss) per share:
              Income/(loss) from continuing operations             $  (0.26)       $  (0.32)       $  (0.95)       $  (1.16)
              Income from discontinued operation                   $   0.00        $  (1.27)       $   0.09        $  (1.83)
                                                                   --------        --------        --------        --------
                    Diluted net income/(loss) per share            $  (0.26)       $  (1.59)       $  (0.86)       $  (2.99)
                                                                   ========        ========        ========        ========

Common shares used in computing per share amounts:
        Basic                                                        10,701          10,062          10,576          10,001
        Diluted                                                      10,701          10,062          10,576          10,001


 The accompanying notes are an integral part of these consolidated statements.


                                       (2)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                          For the Nine Months Ended
                                                                                         -----------------------------
                                                                                         September 30,   September 30,
                                                                                             1999            1998
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income/(loss)                                                                  $ (9,078)       $(29,939)
        Adjustments to reconcile net income to net cash
              used in operating activities
              Depreciation and amortization                                                     948             740
              Deferred income taxes                                                            --             4,092
              Changes in operating assets and liabilities
                    Accounts receivable, net                                                    171           1,431
                    Other current assets                                                       (183)            190
                    Accounts payable, accrued expenses and other current liabilities           (508)          4,866
                    Other current liabilities                                                  (796)           (128)
                    Deferred revenue                                                            393              50
                                                                                           --------        --------
                          Net cash (used in) provided by operating activities                (9,053)        (18,698)
                                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                                           (117)          2,045
        Minority investment in affiliated entities                                             --             7,901
        Investment in certificates of deposit, net                                             --            (2,977)
        Restricted Cash, net                                                                   (247)           --
        Investment in marketable securities, net                                              6,972          30,502
        Intangible assets                                                                    (2,500)           (219)
        Purchases of property and equipment, net                                               (302)           (404)
                                                                                           --------        --------
                          Net cash provided by (used in) investing activities                 3,806          36,848
                                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from exercise of stock options                                             704             740
        Net proceeds from issuance of common stock                                            2,500           4,575
        Purchase of treasury stock                                                              (46)           (314)
                                                                                           --------        --------
                          Net cash provided by financing activities                           3,158           5,001
                                                                                           --------        --------
                          Net cash flows from discontinued operations                        (4,058)        (18,670)
                                                                                           --------        --------
                          Net change in cash and cash equivalents                            (6,147)          4,481
CASH AND CASH EQUIVALENTS, beginning of period                                                9,269           7,534
                                                                                           --------        --------
CASH AND CASH EQUIVALENTS, end of period                                                   $  3,122        $ 12,015
                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for:
              Interest                                                                     $     60        $     54
                                                                                           ========        ========
              Income Taxes                                                                 $    (15)       $  4,709
                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
FROM DISCONTINUED OPERATIONS:
Fair market value of Common Stock issued for acquisitions                                  $   --          $  4,750
                                                                                           ========        ========


 The accompanying notes are an integral part of these consolidated statements.


                                       (3)

                        AHT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

     3. During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:


                                                               For the Three Months Ended September 30,
                                                               ----------------------------------------
                                                                          1999          1998
                                                                       ---------     ---------
                           Net income/(loss)                           $  (2,761)    $ (15,994)
                           Unrealized gains/(losses) on
                           marketable securities, net of
                           $0 and $0 income tax                              (00)            8
                                                                       ---------     ---------

                           Comprehensive Income                        $  (2,761)    $ (15,986)
                                                                       =========     =========


                                       (4)

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                          1999          1998
                                                                       ---------     ---------
                           Net income/(loss)                           $  (9,078)    $ (29,939)
                           Unrealized gains/(losses) on
                           marketable securities, net of
                           $0 and $0 income tax                              (14)            8
                                                                       ---------     ---------

                           Comprehensive Income                        $  (9,092)    $ (29,931)
                                                                       =========     =========

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

          In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


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

The Company's restructuring of its information technology unit includes placing increased emphasis on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company will be redirecting its sales efforts to develop distribution channels including Internet portals and increase sales for its product lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from what it believes is the rapidly gaining importance of clinical e-commerce. Currently, the Company has a contract backlog of approximately $1.8 million of revenue that it expects to recognize in 1999 including $.6 million of deferred revenue that represents cash received from these customers who are in the process of installing the Company's software based on milestones achieved.

RESULTS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net revenue from continuing operations for the three months ended September 30, 1999 decreased to $.2 million from $.3 million in the comparable period ended September 30, 1998, primarily as a result of the timing of customer installations and the change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software and services rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of license revenues and software, support and training revenues.


                                       (6)

Cost of revenues for the three months ended September 30, 1999 increased to $.4 million from $.3 million for the comparable period ended September 30, 1998. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the three months ended September 30, 1999 decreased to $2.7 million from $3.4 million for the comparable period ended September 30, 1998 primarily as a result of restructuring actions taken in the second half of 1998 relating to the change in the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Operating expenses for the period ended September 30, 1999 included non-capitalized software development costs of approximately $.3 million, and depreciation and amortization expense of approximately $.2 million. The Company has not incurred any software development costs that could be capitalized since the quarter ended March 31, 1998. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the three months ended September 30, 1999 and 1998 was $.2 million and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Provision for income taxes for the three months ended September 30, 1999 and 1998 includes payments made for state and local income taxes based on amounts other than taxable income.

Net (loss) for the three months ended September 30, 1999 was ($2.8) million compared to a net (loss) of ($16.0) million for the three months ended September 30, 1998 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

In 1998, the Company provided for a loss from discontinued operations that included the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto. As previously announced, in May 1999 the Company divested itself of this services unit. As a result of this divestiture, the Company recognized net income from discontinued operations. For the three months ended September 30, 1999, the Company reported net income from discontinued operations net of income taxes of under $.1 million compared to a net (loss) of ($12.8) million for the comparable period ending September 30, 1998. The Company's historical financial information has been restated to report results of the discontinued operation on a consistent basis for the three months ended September 30, 1999 and 1998.


                                      (7)

RESULTS FROM CONTINUING OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net revenue from continuing operations for the nine months ended September 30, 1999 decreased to $.6 million from $3.5 million in the comparable period ended September 30, 1998, primarily as a result of a change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software and services rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of license revenues and software, support and training revenues.

Cost of revenues for the nine months ended September 30, 1999 decreased to $.9 million from $1.2 million for the comparable period ended September 30, 1998. The decrease in cost of revenues was due to restructuring actions in the second half of 1998, relating to the change in the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the nine months ended September 30, 1999 decreased to $10.5 million from $11.1 million for the comparable period ended September 30, 1998 and included non-capitalized software development costs of approximately $.8 million, depreciation and amortization expense of approximately $.6 million and non-recurring expenses of $2.5 million which included the $1.5 million cost of settling an action commenced against the Company by Bukstel & Halfpenny, Inc., (see Legal Proceedings), legal costs associated with this action and other costs associated with the migration of operations from Chicago to the Philadelphia office. The Company has not incurred any software development costs that could be capitalized since the quarter ended March 31, 1998. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the nine months ended September 30, 1999 was $.7 million as compared to $1.8 million for the comparable period ending September 30, 1998 and related primarily to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Provision for income taxes for the nine months ended September 30, 1999 includes payments made for state and local income taxes based on amounts other than taxable income. The provision for income taxes for the nine months ended September 30, 1998 represents the net effect of a forty percent effective income tax rate on the Company's pre-tax income for the quarter, largely offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets due to the Company's expectations with regard to future taxable income.

Net (loss) for the nine months ended September 30, 1999 was ($9.1) million compared to a net (loss) of ($29.9) million for the nine months ended September 30, 1998 due to the factors described above.


                                       (8)

RESULTS OF DISCONTINUED OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

In 1998, the Company provided for a loss from discontinued operations that included the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto. As previously announced, in May 1999 the Company divested itself of this services unit. As a result of this divestiture, the Company recognized net income from discontinued operations. For the nine months September 30, 1999, the Company reported net income from discontinued operations net of income taxes of $1.0 million compared to a net (loss) ($18.3) million for the comparable period ending September 30, 1998. The Company's historical financial information has been restated to report results of the discontinued operation on a consistent basis for the nine months ended September 30, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had aggregate cash, cash equivalents, restricted cash and marketable securities of $5.9 million including $1.7 million of restricted cash included in other assets, compared to $18.8 million at December 31, 1998.

For the nine months ended September 30, 1999, the Company used cash in its operating activities of $9.1 million, compared with $18.7 million used in the comparable period ended September 30, 1998. Included in cash flow from operations for the nine month period ended September 30, 1999 was $1.5 million for the settlement of an action commenced by Bukstel & Halfpenny, Inc., (see Legal Proceedings) and $1.0 million of additional one-time charges for legal costs associated with this action and other expenses associated with the migration of the Company's Chicago operations to its Philadelphia office. Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 1999, principally as a result of the investment of excess cash in marketable securities, net of an increase in intangible assets as a result of stock issued under an earn out provision of a previously made acquisition. Net cash provided by investing activities was $36.8 million for the comparable period ended September 30, 1998, relating primarily to proceeds received from investments in marketable securities, an increase in other assets and a change in investments in affiliated entities as a result of discontinued operations. Net cash provided by financing activities was $3.2 million and $5.0 million for the nine months ended September 30, 1999 and 1998 respectively and attributable to net proceeds from the exercise of incentive stock options and the issuance of common stock as described above. Net cash flows from discontinued operations for the nine months ended September 30, 1999 was a negative $4.1 million compared with a negative $18.7 million for the comparable period ended September 30, 1998. Included in discontinued operating cash flow at September 30, 1999 was an increase in the Company's investment in Southern States Eye Care, LLC with a corresponding decrease in its equity ownership position. Based on its current assessment, the Company does not believe that there is a permanent impairment of this asset or other investments it has made and is seeking independent appraisal's accordingly.


                                       (9)

The Company's operating plan for the remainder of 1999 includes the continued support and maintenance of the Company's electronic laboratory and prescription management products described above, developing strategic customers and new proprietary distribution channels and Internet portals. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. While the Company has incurred certain non-recurring charges for settling a lawsuit, costs associated with such legal action and other one-time charges that has accelerated its use of cash, the Company believes that based on its cash, interest income collection of other receivables and targeted revenues from operations it will generate sufficient cash to fund planned operations of the Company through the end of 2000. The Company has no other planned material capital expenditures or capital commitments. The Company has been advised by its independent public accountants that if the Company does not demonstrate its ability to generate such funds prior to the completion of their audit of the Company's financial statements for the year ended December 31, 1999, their auditor's report may be modified to reflect the uncertainty related to the Company's ability to fund planned operations through the year 2000.

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

Products and Services: For the Company's products and services, the assessment phase is complete and remediation is in progress. During the remediation process, third party vendors whose proprietary tools and library products are incorporated into the Company's products are being contacted in order for the Company to determine third party Year 2000 compliance status. The Company has taken action where required in accordance with instructions provided by the third party vendors. The Company has completed its product assessment phase, and has substantially completed its remediation process. Complete validation has been completed. All of the Company's software products are Year 2000 compliant.

Internal Systems, Vendors and Suppliers: The Company is engaged in the assessment phase for its internal administrative systems. Its project plan calls for completion of Year 2000 compliance for administrative systems by the end of November 1999. A group has been designated and has notified all of the clinical administrative processing partners as of June 30, 1999 in order to assess their Year 2000 readiness.


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

November 12,1999                                    AHT CORPORATION


                                            By: /s/ Jonathan Edelson, M.D.
                                                --------------------------------
                                                Jonathan Edelson, M.D.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By: /s/ Jeffrey M. Sauerhoff
                                                --------------------------------
                                                Jeffrey M. Sauerhoff
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                      (13)