Form 10-K
period 1999-12-31
AHT CORP
filed 2000-04-14
CIK 1002628

                                                                   DRAFT 4/11/00

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to_______________

                         Commission File Number 0-21209

                                 AHT CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                       13-3893841
    (State or other jurisdiction                   (IRS employer identification
of incorporation or organization)                               number)

555 White Plains Road                                            10591
Tarrytown, New York
(Address of principal executive offices)                       (Zip code)

Registrants' telephone number, including area code: (914) 524-4200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant is $52,965,758, based on the closing price of the Common Stock on March 24, 2000. As of March 24, 2000, there were 11,123,366 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference in Part III hereof.

STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS AS TO INDUSTRY TRENDS, FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, ANTICIPATED REVENUES AND EXPENSES, AND PRODUCTS OR SERVICE LINE GROWTH MAY BE SIGNIFICANTLY IMPACTED BY CERTAIN RISKS AND UNCERTAINTIES SET FORTH HEREIN, INCLUDING, BUT NOT LIMITED TO, FAILURE OF THE CLINICAL E-COMMERCE INDUSTRY TO DEVELOP AT ANTICIPATED RATES, FAILURE OF THE COMPANY'S CLINICAL INFORMATION TECHNOLOGY PRODUCTS AND SERVICES TO GAIN SIGNIFICANT MARKET ACCEPTANCE, FAILURE TO MEET OPERATING OBJECTIVES OR TO EXECUTE THE OPERATING PLAN, FAILURE TO MEET ITS OBLIGATIONS OR A FAILURE
TO CURE A DEFAULT UNDER THE CYBEAR AGREEMENTS, COMPETITION AND OTHER ECONOMIC FACTORS. NO ASSURANCES CAN BE GIVEN AS TO THE OUTCOME OF ANY PENDING LAWSUITS AGAINST THE COMPANY. SEE ALSO ITEM 1 "RISKS AFFECTING THE COMPANY'S BUSINESS."


                                     PART I

ITEM 1.  BUSINESS

Overview

AHT Corporation (the "Company") is a national provider of Internet-based clinical e-commerce among physicians, other healthcare providers, and healthcare organizations. The Company is focused on automating laboratory and prescription transactions, the two most frequent clinical transactions initiated by physicians today.

The Company's products principally focus on laboratory and prescription connectivity and transaction processing, including, within the laboratory suite of applications, Dr. Chart(R), Dr. Chart Web(TM), Compliance Monitor(TM), CDR(TM), and CDX(TM), and its electronic prescription writing product, @Rx(TM).

The Company's products take an incremental approach to practice automation, with the goal of enabling the physician and office staff adoption of technology. The Company believes that its products are relatively easy to use and do not require radical changes in the healthcare provider's workflow or the physician's practice style generally.

Dr. Chart(R) Laboratory Products

The Company's Dr. Chart(R) products link clinical laboratories to physicians, enabling them to initiate laboratory orders on-line and to view those results on-line in a real-time basis from their desktop PCs. Dr. Chart(R) is also Web-enabled, making the clinical information available on a real-time basis to any physician and clinician equipped with a standard office PC and a Web browser. A large part of a clinical laboratory's day-to-day operation is comprised of receiving and processing paper-based orders from providers and then distributing paper-based reporting of the test results back to the provider. These test results play a large role in the provider's decisions on current treatment options. The more data-rich and timely a test result can be delivered, the sooner and better-informed a medical decision can be made, thus increasing the efficiency of the ordering and results communication process for both the providers and the laboratory.

The Company's laboratory transaction management software suite serves to effectively manage test data dictionaries, other laboratory interfaces, and other sources of information, integrating disparate healthcare institutions and providing connectivity to community-based providers within an integrated delivery system. The Company's multi-system interfaces integrate provider workflow by creating connectivity to practice management systems and laboratory information systems.

Dr. Chart(R) utilizes a computer-to-computer interchange, incorporating a routing and data translation solution that facilitates communication of information among physicians, hospitals and other healthcare providers. Dr. Chart(R) allows physicians, nurses and other clinicians to effectively manage patient information from multiple sources, such as hospital laboratories and other hospital ancillary systems, reference laboratories and practice management systems.

Compliance Monitor Product

Compliance Monitor(TM) software assists clinical laboratories with Medicare and Health Care Financing Administration (HCFA) compliance. One of the critical success factors in addressing HCFA compliance issues for clinical laboratories is information. Capturing and reporting the appropriate data that will be used in case of external audits and monitoring is an integral part of laboratories' compliance program. Compliance Monitor(TM) software assists clinical laboratories in organizing information for Medicare Compliance and to comply with HCFA regulations.

Rules, policies and business logic are built into the tables of Compliance Monitor(TM). For example, laboratory orders are validated against The Local Medicare Review Policy to determine reimbursement and exposure to penalties for non-compliance. The system automatically checks against the tables and existing rules and flags the user with an alert message if there is a potential compliance violation. All alert messages and validation checks are kept in a commercially secure audit log.

@Rx(TM) Prescription Product

@Rx(TM) launched in October 1999, is the nation's first comprehensive Internet tool to manage all phases of the prescription writing process from the physician's office, including screening for drug interactions and insurance medication preferences. The @Rx(TM) electronic prescription management service enables physicians and other authorized healthcare providers to manage the entire prescription writing process over the Internet utilizing technology designed to maximize the security and confidentiality of patient health information. @Rx(TM) is designed to be made available to physicians and other healthcare providers through AHT's @Rx(TM) website, www.at-rx.com, and through links in websites of healthcare organizations that want to provide physicians with the ability to manage prescriptions over the Internet.

@Rx(TM) automates the prescription writing process, from formulating the initial prescription order to checking for the potential for drug interactions, to checking for preferences for health insurance coverage, to printing, and, in some cases, transmitting the prescription electronically to a designated pharmacy. The Company's prescription transaction service has the potential in some cases to replace both the paper prescription and the phone calls regarding prescriptions with an efficient online transaction with the provider's clinical management system, which potentially saves both time and labor from the ordering process, as well as providing more accurate and informative orders. The Company's information system interfaces integrate provider workflow by creating connectivity to prescription benefit management information systems.

National Co-Marketing, Distribution and Development Transaction

On March 28, 2000, the Company and Cybear, Inc. ("Cybear") (NASDAQ: CYBA), a leading national e-healthcare connectivity, applications, and portal provider, announced that they are collaborating to provide both prescription and laboratory transaction management. The agreements include a co-marketing and distribution agreement for the Company's @Rx(TM) and Dr. Chart(R) products and Cybear's Internet portal, dr.cybear.com. In a related agreement, AHT has granted Cybear the exclusive right to migrate the @Rx(TM) prescription system to a hand-held computer that will be marketed exclusively by the two companies.

This collaboration is designed to allow medical offices using the Cybear ISP to exchange prescription and laboratory orders from a single Web site using a secure Intranet connection. These applications, among other benefits, are designed to screen prescriptions for formulary compliance and potential drug interactions and laboratory orders for Medicare medical necessity compliance. In addition, the Cybear portal will be designed to provide access to lab results and medication histories and allow a provider to review this information electronically from any Web-enabled computer.

The Company and Cybear expect that by migrating the electronic prescribing capability to a hand-held system, physicians will be able to write prescriptions at the point of prescribing on a Web-enabled portable computer device. Physicians now write nearly all of the 2.8 billion annual prescriptions by hand. Mobile access to this information could reduce errors and pharmacy inquiries for prescription renewals and clarifications.

The Company was previously organized to offer comprehensive physician practice and network management and consulting services to physician practices, physician networks, hospitals, and other healthcare organizations. However, in order to enable the Company to focus entirely on the growth of its Internet-based clinical e-commerce business managing laboratory and prescription transactions, on May 14, 1999, the Company sold its physician management services unit to PractiCare, Inc., a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $3.1 million in cash plus the assumption of certain payables and capital leases associated with the unit.

The Company was incorporated in the State of Delaware on June 20, 1995 under the name Majean, Inc. On August 24, 1995, the Company changed its name to Advanced Health Corporation, subsequent to a merger pursuant to which a Delaware corporation of the same name merged with and into the Company. On February 1, 1999 the Company filed a Registration of Trade Names in Delaware to do business under the name of AHT Corporation. Stockholders approved the change to the Company's corporate name to AHT Corporation at the June 1999 Annual Meeting of Stockholders.

The Company's executive offices are located at 555 White Plains Road, Tarrytown, New York, 10591, and its telephone number is (914) 524-4200. The Company's Internet address is www.ahtech.com.

Clinical Information Systems

The Company has developed enabling technologies, including Internet-based applications, for e-commerce and communications among physicians, other healthcare providers and healthcare organizations. The Company's clinical information systems consist of proprietary software, third-party hardware, proprietary and third-party databases, and related support services. They are designed to complement existing healthcare information systems and to function with third-party applications. The clinical information systems connect to physician users through desktop computers using standard communication methods. Access to the Company's clinical information systems is delivered to physician users and other healthcare professionals via both private networks and intranets. The Company's clinical information systems are designed to allow physicians to (i) access patient-specific clinical and payor information, (ii) generate prescriptions and orders for laboratory tests, print patient education material, and provide summaries of patient prescription and laboratory results history, and (iii) access databases containing managed care, disease management, health insurance, or diagnostic/treatment preferences.

The Company's products support HL-7 interfaces, incorporate TCP/IP and use Microsoft NT protocols for real-time data transmission and run on the Microsoft Windows operating system and standard hardware platforms. The Company employs proprietary processes and standard commercial security measures to safeguard the privacy of clinical data accessed or transmitted on both private and public networks, including the Internet and the data communication paths within its products, including user passwords, 40 to 128-bit key encryption technology, and a Microsoft secure socket layer (SSL) encryption algorithm. The Company expects to continue to employ industry standard security measures in the future.

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

The Company offers its clinical information systems for provider users, and for laboratory and prescription clinical applications.

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

Clinical laboratories, pharmacy benefit managers, payors, and managed care organizations are eager to enhance healthcare e-commerce, in order to reduce administrative costs while not compromising quality of care. For example, a physician who enters an electronic prescription could be warned about a potential drug interaction. The appropriate change could be made before the patient leaves the office, limiting the chance of misunderstanding and eliminating the need for additional administrative work. Over time, the patient's transactional data could be aggregated to create a basic electronic medical record that the physician could access, saving time and reducing the costs associated with lost records and neglected information. The Company believes that the combination of the size of the healthcare market, the changes currently affecting the healthcare market, and the relative lack of automation in such market creates significant business opportunities for companies like AHT.

The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical information systems are the proprietary nature of methodologies, databases, and technical resources; the usefulness of the data and reports generated by the software; customer service and support; compatibility with the customer's existing information systems; potential for product enhancement; vendor reputation; price; and the effectiveness of marketing and sales efforts. In addition, as the market for clinical information systems develops, additional competitors may enter the market and competition may intensify. The area of healthcare e-commerce transaction networks has been targeted by many companies that have significantly greater financial, marketing, and other resources than the Company. The Company is also aware that other e-commerce transaction processing companies have targeted this industry as a growth market, and that those companies could in the future utilize their networks to process electronic healthcare e-commerce transactions.

The Company believes that its ability to compete successfully in the healthcare e-commerce market will depend in part upon its ability to offer a variety of integrated products and services and to implement sales and marketing strategies that bring its products and services to the attention of its potential customer base. The Company believes that the timely development of new clinical information applications and the enhancement of existing clinical information systems are important to its competitive position. The Company's product development strategy is directed toward creating new applications that (i) increase the functionality of current products by providing enhanced interfaces; and (ii) expand access to third-party systems and data repositories. The Company currently has approximately 20 professionals dedicated to systems development.


Risks Affecting the Company's Business

In March 2000, Cybear purchased from the Company for $4 million in cash a 10% Senior Convertible Note due March 31, 2001 (the "Cybear Loan") secured by the Company's assets, including its intellectual property, and which is convertible at Cybear's option into shares of the Company's common stock at a conversion price per share equal to the lower of $4.34 or 80% of the average market price prior to the conversion date, provided that Cybear cannot acquire upon conversion more than approximately 1.9 million of the Company's shares. In addition, Cybear has received from the Company a five year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34. In the event that the Company materially defaults under its agreements with Cybear, then Cybear could take title to some or all of the Company's assets.

The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The Company depends on its technical and implementation personnel. The Company's technical sales personnel typically support sales. The Company's ability to expand sales and enter into new vertical markets could be affected by a shortage of qualified technical sales support personnel. The Company depends on its trained implementation personnel or those of independent consultants to implement its software. A shortage in the number of trained implementation personnel could limit the Company's ability to implement its software on a timely and effective basis. Delayed or ineffective implementation of our software may limit the Company's ability to expand its revenues and may result in customer dissatisfaction and damage to the Company's reputation. Any of these events could seriously impair the Company's business, operating results and financial condition.

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

The market for the Company's products is characterized by frequent new product introductions and enhancements, rapid technological advances, and rapid changes in customer requirements and preferences. Accordingly, the Company's future success will depend on its ability to enhance its existing products and to develop and market new products on a timely basis that respond to evolving customer requirements, achieve market acceptance and keep pace with technological developments and obtain adequate financing and/or revenues to fund such activities. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such products or enhancements; that its software will not contain errors that would delay product introduction, shipment or implementation; or that any such new products or enhancements will be accepted by the market. Because the Company's products are important to the successful operation of its customers' managed care organizations, errors or delays in product development and enhancement may have a material adverse effect on the continued market acceptance of the Company's products and may expose the Company to claims from customers and third parties.

The Company faces competition from many healthcare information systems companies and other technology companies, including Allscripts, Healtheon and Proxymed. Many of its competitors are significantly larger and have greater financial resources than the Company and have established reputations for success in implementing healthcare information service systems. Many companies, including companies developing new technologies utilizing an Internet-based system, have targeted the healthcare e-commerce transaction industry for growth.

Strategy

The objective of the Company is to become a leading provider of Internet-based clinical e-commerce among both providers and healthcare organizations. By enabling providers and healthcare organizations to manage the collection, integration, and distribution of clinical information from disparate sources more effectively, the Company seeks to help providers and healthcare organizations efficiently manage patient care more effectively, including improve the overall delivery of care to patients, meet medical necessity guidelines, analyze clinical utilization patterns, perform patient profiling, and improve patient education.

The Company's competitive strengths include (i) leading position in technology for the electronic management of laboratory orders and results; (ii) well-recognized customer base of approximately 60 healthcare organizations, including some of the largest reference laboratories and hospital systems in the US, the largest prescription benefit manager in the US and two of the leading on-line pharmacies in the US; and (iii) intellectual property that includes system interfaces to connect the Company's product to existing "legacy" information systems, and two patents for the electronic management of prescriptions in the physician's office.

The Company has taken an incremental approach to practice automation. The Company gains entry to the practice through its line of laboratory and prescription management products. The Company believes its laboratory and prescription management products provide high value, are easy to use, and encourage the physician and his/her office staff to access the computer to manage laboratory orders and results as well as write prescriptions. A position on the physician's "desktop" is necessary to capture the physician's orders electronically and is critical to being a leader in the e-commerce industry. The Company plans to increase its application offerings into the executive desktop used by the nurse assistants and incrementally increase automation of the clinical workflow.

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

Proprietary Rights

The Company is relying upon the effectiveness of protection provided by a combination of patent, trade secret, and copyright laws, nondisclosure and other contractual provisions, and technological measures to protect its proprietary position in its methodologies, databases and software. The Company has two issued U.S. patent applications by the United States Patent and Trademark Office, and a foreign patent application having subject matter common with both U.S. applications. The patents are directed to the Company's electronic prescription management system and related technologies. No assurance can be given that patent, trade secrets, copyright, or other intellectual property rights can be successfully asserted in any court action. The Company also has copyrights in its software, user documentation and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to create databases that perform the same function. The Company distributes its clinical information systems products under agreements that grant customers non-exclusive licenses and generally contain terms and conditions restricting the disclosure and use of the Company's systems. In addition, the Company attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through confidentiality agreements with employees, consultants and third parties.

The Company believes that, aside from the various legal protections of its proprietary information and technologies, factors such as the technological and creative skills of its personnel and product maintenance and support are integral to establishing and maintaining its position within the healthcare industry. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. In addition, under the Cybear Loan, the Company has pledged a security interest in all of its intellectual property to Cybear.

Government Regulation

As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the nature of the Company's relationship with a wide variety of healthcare providers and managed care organizations and the uncertainty of new regulations, many aspects of the Company's business operations have not been the subject of formal state or federal regulatory interpretations, and there can be no assurance that a review by courts or regulatory authorities of the Company's business or that of its affiliated physician organizations will not result in a determination that could adversely affect the operations of the Company.

Electronic Transmission of Prescriptions: A primary feature of the Company's products and services is the ability to electronically transmit (either by computer-to-facsimile or computer-to-computer) prescriptions from a doctor's office to a pharmacy. The ability of a pharmacist to fill an electronically transmitted prescription is governed by federal and state law. The United States Drug Enforcement Agency ("DEA") regulates the issuance and content of prescriptions for controlled substances. The United States Congress has approved the dispensing of prescriptions transmitted via facsimile of original, signed prescriptions for controlled substances other than for Schedule II drugs (narcotics). Neither Congress nor the DEA has addressed publicly electronic transmission of computer-generated prescriptions for controlled substances. The DEA is investigating the possibility of adopting a policy regarding electronic transmission of prescription orders, such as that used by the electronic prescription writing and management systems (the "Prescription Systems"), for controlled substances. No assurance can be given that Congress or the DEA will accept the method of transmitting prescriptions by electronic means for controlled substances in the future.

The application of state rules to the use of the Prescription Systems varies. Additionally, other state laws that may affect the Company's ability to sell its products in certain states include certain state requirements that require licensure as either a doctor or a pharmacy in order for a third party to send or receive a prescription. A common carrier, such as a telephone company, is often excluded from such requirements. The Company's ability to market in such states would depend upon each state's willingness to deem the Company to be a common carrier of such prescriptions, the assurance of which cannot be given.

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

There can be no assurance that the FDA will not make a request or take other action to require the Company to comply with any or all current or future controls applicable to medical devices under the FDCA. There can be no assurance that, if such a request were made or other action were taken, the Company could comply in a timely manner, if at all, or that any failure to comply would not have a material adverse effect on the Company's business, financial condition or results of operations, or that the Company would not be subjected to significant penalties or other sanctions. There can be no assurance that the FDA will continue to permit any or all of the exemptions provided in the Draft Policy, or in a new policy statement, if any, or that the FDA will promulgate regulations formally implementing such exemptions. There can be no assurance that the Company's current or future clinical information systems will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

With respect to its electronic clinical information systems, the Company uses a state-of-the-art security system, including user passwords, 40-128-bit key encryption technology and a Microsoft Secure Socket Layer (SSL) encryption algorithm, to safeguard the privacy of clinical data accessed or transmitted on both private and public networks, including the Internet, and will continue to employ such security measures in the future. The Company believes that its procedures currently comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply.

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

Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Furthermore, the Health Insurance Portability and Accountability Act was enacted on August 21, 1996 ("HIPPA") and required the Secretary of Health and Human Services to adopt national standards for the transmission of certain types of patient medical information and the data elements used in such transmissions, and to adopt standards to ensure the integrity and confidentiality of such information.

In August 1998, Secretary Shalala proposed security and electronic signature standards for the electronic transmission of medical information and on November 3, 1999, the Secretary promulgated proposed regulations designed to protect the privacy of electronically transmitted or maintained, individually identifiable health information, which privacy regulations are expected to become final at the end of June 2000. We do not know if these regulations will be adopted in their present form, a different form, or at all. However, if adopted, such regulations could require the Company to expend substantial additional resources to comply with the revised standards. Also, authorizations may be required before identifiable patient information could be electronically transmitted to third parties for any purpose other than treatment, payment or health care operations, which include such activities as quality assessment, verification of a healthcare providers credentials, insurance rating, peer review, fraud and abuse compliance review and document production for use in civil or criminal legal proceedings. These regulations also would require that we enter into agreements with certain of our customers governing the dissemination of such information and would require that holders or users of such information implement specified security measures. We continue to monitor HIPAA activity and prepared to incorporate any changes to our software products or our operations that are necessary to ensure compliance.

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

As a provider of connectivity products between pharmacies and managed care companies or laboratories and providers, we and our customers are also subject to the Anti-kickback Statute. The type of remuneration covered by the Anti-kickback Statute is very broad. It includes not only kickbacks, bribes, and rebates, but also proscribes any such remuneration, whether made directly or indirectly, overtly or covertly, in cash or in kind. In general, the Anti-kickback Statute has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements potentially subjecting such arrangements to lengthy expensive investigations and prosecutions initiated by federal and state government officials. Many states, including some of those in which the Company does business, have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Anti-kickback Statute provides a number of exceptions or "safe harbors" for specific transactions. We believe that our arrangements with our customers are in material compliance with the Anti-kickback Statute and the various other similar state laws. Nevertheless, because of the breadth of federal and state anti-kickback statutes and the absence of court decisions interpreting their application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that the Company's position will prevail if challenged.

To the extent the Company is deemed to be a referral source under any agreements, the Company could be subject to scrutiny and prosecution under the Anti-kickback Statute. Violation of the Anti-kickback Statute is a felony, punishable by criminal fines up to $25,000 per violation and imprisonment for up to five years; a civil monetary penalty of $50,000; and/or civil damages of not more than three times the amount of remuneration offered, paid, solicited or received without regard to whether any portion of such remuneration was for a lawful purpose. In addition, the U.S. Department of Health and Human Services ("HHS") may impose civil penalties excluding violators from participation in Medicare or state health programs.

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

Employees

As of March 31, 2000, the Company had a total of approximately 55 employees. The Company is not and never has been a party to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company currently leases 26,302 square feet of office space in Tarrytown, New York, 17,552 square feet of which it occupies, and 8,750 square feet of which it sublets. The Company is responsible for an annual rent of approximately $550,000, which includes the sublet portion that generates approximately $180,000 of rental income. Both the lease and the sublease expire March 2002. The Company also leases 8,100 square feet in Hawthorne, New York, which expires October 30, 2000, at an annual rent of approximately $120,000. The Advanced Health Technologies subsidiary occupies 8,028 square feet of leased office space in Fort Washington, Pennsylvania, which expires December 2002 and has an annual rent of approximately $133,000, and 4,184 square feel of office space in Chicago, Illinois which expires April, 2002, and has an annual rent of approximately $90,000 annually.

ITEM 3. LEGAL PROCEEDINGS

From July 1 through August 17, 1998, eleven putative class actions were filed in the United States District Court for the Southern District of New York, all of which have been consolidated under the caption In re Advanced Health Corporation Securities Litigation (the "Class Action"). The consolidated complaint, filed in February 1999, alleged that the Company and its current or former officers or directors, Jonathan Edelson, M.D., Steven Hochberg, Alan B. Masarek, Robert Alger and Michael W. Rogers are liable for certain misrepresentations and omissions regarding, among other matters, the Company's operations, performance, and financial condition. The consolidated class action complaint sought, among other remedies, certification as a class action and unspecified damages.

On January 27, 2000, the Company agreed to a settlement of the Class Action, pursuant to which the Company has deposited $300,000 in escrow to cover the costs of notice to the class, administration of the settlement and plaintiff attorneys' expenses and will, upon final approval of the settlement, issue 886,437 shares of common stock to class members and class counsel (subject to possible enhancement if the Company's stock price drops below a certain level or if the Company authorizes and issues additional stock). The settlement is subject to the District Court's approval. The Court has scheduled a hearing on the settlement for April 18, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock trades on the NASDAQ National Market under the symbol
"AHTC."

      (a)   Market Information

      The following sets forth the high and low bid price for the period commencing January 1, 1999 through December 31, 1999 as reported by NASDAQ. Quotations reflect inter dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

            Common Stock                                       High          Low
January 1, 1999 through December 31, 1999                  $    6.250     $    1.813
First Quarter ended March 31, 1999                              4.500          1.813
Second Quarter ended June 30, 1999                              6.250          2.750
Third Quarter ended September 30, 1999                          4.438          2.750
Fourth Quarter ended December 31, 1999                          5.500          2.688

      (b)   Approximate Number of Equity Stockholders

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 25, 2000 is approximately 150. The Company believes that the number of beneficial holders of the Company's Common Stock as of March 25, 1999 is in excess of 300.

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


ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of operations data for the three years ended December 31, 1999, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from the consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations for the years ending December 31, 1995 and 1996 and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997, all of which are included on in this Annual Report on Form 10-K, and are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

                                                                               1995       1996       1997      1998       1999
                                                                             --------   --------   --------  --------   --------
REVENUE                                                                      $  1,054   $  2,657   $ 11,910  $  3,530   $  1,086
COST OF REVENUES                                                                  340        799      1,030     1,942      1,261
                                                                             ---------------------------------------------------
               Gross profit/(loss)                                                714      1,858     10,880     1,588       (175)
OPERATING EXPENSES
RESTRUCTURING CHARGES                                                           6,412      6,042      5,169    14,133     13,446
                                                                                   --         --         --     7,645         --
                                                                             ---------------------------------------------------
               Operating income/(loss)                                         (5,698)    (4,184)     5,711   (20,190)   (13,621)
OTHER INCOME, Net                                                                  (8)        15      1,144     2,073        793
GAIN ON SALE OF INVESTMENT                                                         --         --         --        --        486
(LOSS) ON IMPAIRMENT OF INVESTMENTS                                                --         --         --        --    (11,000)
                                                                            -----------------------------------------------------
               Net income/(loss) before taxes                                  (5,706)    (4,169)     6,855   (18,117)   (23,342)
INCOME TAX (BENEFIT) PROVISION                                                     --     (1,668)       365     4,722         36
                                                                             ---------------------------------------------------
               Net income/(loss) from continuing operations                    (5,706)    (2,501)     6,490   (22,839)   (23,378)
DISCONTINUED OPERATION:
               Income/(loss) from discontinued operation, net of
                 income taxes                                                   --      1,036        668   (29,280)     2,574

GAIN/(LOSS) ON DISPOSITION OF DISCONTINUED OPERATION                                                          (23,074)
                                                                             ---------------------------------------------------
               Net income/(loss)                                             $ (5,706)  $ (1,465)  $  7,158  $(75,193)  $(20,804)
                                                                             ===================================================


PER SHARE INFORMATION
      Basic net loss per share:
               Loss from continuing operation                                ($  1.47)  ($  0.48)  $   0.82  ($  2.27)  ($  2.19)
               Gain from discontinued operation                              $   0.00   $   0.20   $   0.09  ($  2.90)  $   0.24
               Loss from sale of discontinued operation                      $   0.00   $   0.00   $   0.00  ($  2.29)  $   0.00
                                                                             ---------------------------------------------------
                     Basic net loss per share                                ($  1.47)  ($  0.28)  $   0.91  ($  7.46)  ($  1.95)
                                                                             ===================================================

      Diluted net loss per share:
               Loss from continuing operation                                ($  1.47)  ($  0.48)  $   0.73  ($  2.27)  ($  2.19)
               Gain from discontinued operation                              $   0.00   $   0.20   $   0.08  ($  2.90)  $    .24
               Loss from sale of discontinued operation                      $   0.00   $   0.00   $   0.00  ($  2.29)  $    .00
                                                                             ---------------------------------------------------
                     Basic net loss per share                                ($  1.47)  ($  0.28)  $   0.81  ($  7.46)  ($  1.95)
                                                                             ===================================================

Common shares used in computing per share amounts:
      Basic                                                                     3,893      5,149      7,872    10,085     10,675
      Diluted                                                                   3,893      5,149      8,891    10,085     10,675


(In thousands)                             1995         1996         1997         1998          1999
                                          ------      -------      -------      -------      --------
Balance Sheet Data

Cash and cash equivalents                 $1,464      $12,086      $ 7,534      $ 9,269      $  2,528
Investments in marketable securities          --        7,390       34,082        6,972            --
Certificates of deposit                       --           --        5,399        2,580           150
Working capital (deficit)                    758       26,603       61,644        7,779           679

Total assets                               2,888       35,400       94,358       44,634        13,890
Total debt                                   138           --           --          809            --
Total Stockholders' equity                 2,675       31,884       93,100       29,890        10,564


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's actual results could differ materially from its historical results or from any forward-looking statements made or incorporated into this Annual Report. Factors that may cause such differences include, but are not limited to, failure of the clinical e-commerce industry to develop at anticipated rates, failure of the Company's clinical information technology products and services to gain significant market acceptance, failure to meet operating objectives or to execute the operating plan, competition and other economic factors.

OVERVIEW

AHT Corporation (the "Company") is a national provider of Internet-based clinical e-commerce among physicians, other healthcare providers, and healthcare organizations. The Company is focused on automating laboratory and prescription transactions, the two most frequent clinical transactions initiated by physicians today. In October 1999, the Company launched its @Rx(TM) prescription product which is the nation's first comprehensive internet tool to manage all phases of the prescription writing process from the physician's office. The Company generates revenues from fees for the use and support of its clinical information systems, including transaction, license, software installation, software integration, system support, training and data conversion fees.

The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods because the Company has restructured its continuing business operations, acquired new technology to develop and market and has discontinued the development and marketing of certain products from its product line and is marketing its products to different customers.

For the year ended December 31, 1999, the Company reported an operating loss of $13.6 million and a net loss from continuing operations of $23.4 million that includes a loss on impairment of minority investments in affiliates of $11.0 million, a gain on sale of investment in affiliate of $.5 million, and a net gain from discontinued operations of $2.6 million for a total net loss of $20.8 million. Included in the net loss from continuing operations are non-recurring expenses of $2.5 million which included the settlement cost of $1.5 million of the action commenced against the Company by Bukstel & Halfpenny, Inc., legal costs associated with this action and other costs associated with the migration of operations from Chicago to the Philadelphia office. In addition, and as included in the net loss from continuing operations, the Company changed its goodwill amortization period from 20 to 3 years, thereby increasing the comparable non-cash expense by approximately $.2 million. In May 1999, the Company, sold its physician practice management division for approximately $3.1 million in cash plus the assumption of certain payables and capital leases associated with this division. The Company will now be able to devote its full resources to expanding its Internet-based laboratory and prescription transaction management business. The restructuring action described below contains forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business.

In March 2000, Cybear purchased from the Company for $4 million in cash a 10% Senior Convertible Note due March 31, 2001 (the "Cybear Loan") secured by the Company's assets, including its intellectual property, and which is convertible at Cybear's option into shares of the Company's common stock at a conversion price per share equal to the lower of $4.34 or 80% of the average market price prior to the conversion date, provided that Cybear cannot acquire upon conversion more than approximately 1.9 million of the Company's shares. In addition, Cybear has received from the Company a five year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34. In the event that the Company materially defaults under its agreements with Cybear, then Cybear could take title to some or all of the Company's assets. The agreements include a co-marketing and distribution agreement for the Company's Web-based @Rx(TM) electronic prescribing service and Dr. Chart (R) clinical laboratory transaction management product and Cybear's Internet portal, dr.cybear.com. In a related agreement, the Company granted Cybear the exclusive right to migrate the @Rx(TM) prescription system to a hand held computer that will be marketed exclusively by the Company and Cybear.

In 1998, the Company restructured its information technology unit to increase its focus on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that does not focus on electronic laboratory and prescription management. Further, the Company has redirected its sales efforts to increase sales for its product lines that offer laboratory and prescription functionality and to develop distribution channels including Internet portals. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from the electronic commerce market. Currently, the Company has a contract backlog of approximately $1.3 million of revenue that it expects to recognize in 2000 and $.5 million of deferred revenue that represents cash received from customers who are in the process of installing the Company's proprietary software based on specific milestones.

RESULTS FROM CONTINUING OPERATIONS
YEAR ENDED DECEMBER 31, 1999 AND 1998

Total revenue from continuing operations for the year ended December 31, 1999 decreased to $1.1 million from $3.5 million in the comparable period ended December 31, 1998, primarily as a result of a change in the Company's strategy to market and support only its core product offerings of laboratory and prescription software rather than seeking large, one-time software sales or licensing from other system offerings. The Company earned these fees for the use and support of its clinical information systems, including the recognition of non-recurring license revenues, system support, implementation, programming and training revenues.

Cost of revenues for the year ended December 31, 1999 decreased to $1.3 million from $1.9 million for the comparable period ended December 31, 1998. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense related to previously capitalized software development costs. The decrease in cost of revenues related primarily to the 1998 re-structuring action. Cost of revenues for the year ended December 31, 1998 included amortization of capitalized research and development costs prior to the write-off of these assets and the purchase of hardware associated with revenue derived from a customer agreement, both of which are non-recurring expenses.

Operating expenses for the year ended December 31, 1999 decreased to $13.4 million from $14.1 million for the comparable period ended December 31, 1998, primarily as a result of restructuring actions taken during the second half of 1998 in connection with the Company's business strategy. These restructuring actions reduced expenses to better align costs with the Company's core product offerings. Operating expenses for the year ended December 31, 1999 included software research and development costs of approximately $1.3 million, depreciation and amortization expense of approximately $1.4 million and non-recurring expenses of $2.5 million which included the $1.5 million cost of settling an action commenced against the Company by Bukstel & Halfpenny, Inc., legal costs associated with this action and other costs associated with the migration of operations from its Chicago office to the Philadelphia office. The cost of launching the Company's @RX TM prescription product is also included in operating expenses. In 1998, the Company decided to focus its technology sales efforts around its laboratory and prescription software products and as a result of this action, software development assets related to other products, amounting to $6.2 million, were determined to be unrealizable and the remaining net value of these assets was charged to restructuring. Since the quarter ended March 31, 1998, the Company has not incurred any software development costs that could be capitalized. These costs are being treated as period costs, which are included as operating expenses in the Company's consolidated financial statements. The foregoing write-off left $.4 million remaining in unamortized capitalized software development costs relating to laboratory and prescription software products.

There were no restructuring charges for the year ended December 31, 1999. Restructuring charges for the year ended December 31, 1998 amounted to approximately $7.6 million and represent amounts primarily associated with the write-down of capitalized software assets as explained above. The remaining $1.5 million of the $7.6 million restructuring charge relates primarily to facility closures and personnel reductions.

Other income, net for the year ended December 31, 1999, was $.8 million as compared to $2.1 million for the year ended December 31, 1998 and was attributable to interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on public offering and operating cash.

LOSS ON IMPAIRMENT OF ASSET
YEAR ENDED DECEMBER 31, 1999 AND 1998

Based on an independent appraisal received by the Company, its minority investments in affiliates has been written down by $11.0 million to reflect its estimated fair market value.

GAIN ON SALE OF INVESTMENT IN AFFILIATE
YEAR ENDED DECEMBER 31, 1999 AND 1998

In 1999, the Company sold its minority investment in Caresoft, a company that provides business solutions to the healthcare community, for approximately $1.0 million. The Company initially invested $.5 million in 1997.

Provision for income taxes includes payments made for state and local income taxes based on amounts other than taxable income. For the year ended December 31, 1998, a charge of $4.1 million was recorded to provide a valuation allowance against prior year deferred tax assets, as it is more likely than not that these assets will not be realized.

The net loss from continuing operations for the year ended December 31, 1999 was $23.4 million compared to a net loss of $22.8 million for the year ended December 31, 1998 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
YEAR ENDED DECEMBER 31, 1999 AND 1998

In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit and sold the unit in May 1999. Prior to this action, the Company had restructured this unit into an outsourcing services company designed to provide professional services to the healthcare industry that would selectively contract with customers that would potentially generate increased profitability. For the year ended December 31, 1999, the Company reported a net gain from discontinued operations net of income taxes of $2.6 million compared to a net loss from discontinued operations net of income taxes of $29.3 million and an estimated loss of $23.1 million from the anticipated disposition of the management services unit of which $16.0 million is non-cash, for each of the discontinued operations and disposition for the comparable period ending December 31, 1998. The Company's historical financial information has been restated to report the results of the discontinued operation on a consistent basis for the years ended December 31, 1999, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $2.7 million, as compared to $17.1 million at December 31, 1998.

At December 31, 1999, the Company had negative cash flow from its operating activities of ($13.1) million, compared with a negative ($10.2) million at December 31, 1998. Included in cash flow from operations for the year ended December 31, 1999 was $1.5 million for the settlement of an action commenced by Bukstel & Halfpenny, Inc., and $1.0 million of additional one-time charges for legal costs associated with this action and other expenses associated with the migration of the Company's Chicago operations to its Philadelphia office. Net cash provided by investing activities from continuing operations was $8.2 million for the year ended December 31, 1999, principally attributable to the net proceeds from investments in marketable securities and certificates of deposit. Net cash provided by investing activities from continuing operations was $27.7 million for the comparable period ended December 31, 1998, principally attributable to the net proceeds from investments in marketable securities, an additional investment ($5.0 million) in an affiliated entity in which the Company previously had a minority interest, and increased capitalized software development costs (other assets) during the first quarter of 1998 ($1.1 million, net of amortization). Net cash provided by financing activities from continuing operations was $.8 million for the year ended December 31, 1999, principally attributable to net proceeds from the exercise of incentive stock options. Net cash provided by financing activities from continuing operations was $.4 million for the year ended December 31, 1998, principally attributable to net proceeds from the exercise of incentive stock options offset by the purchase of treasury stock under the Company's stock repurchase program. Net cash flows from discontinued operations for the year ended December 31, 1999 was a negative $2.7 million compared with a negative $16.3 million for the comparable period ended December 31, 1998. Included in discontinued operating cash flow at December 31, 1999 was the sale of the Company's investment in Southern States Eye Care, LLC. Based on its current assessment, the Company has recognized an $11.0 million loss on the minority investments it has made, based on an independent appraisal received by the Company.

The Company's operating plan for 2000 includes the continuing support and maintenance of the Company's electronic laboratory and prescription management products described above, and developing strategic customers, including Merck Medco, Planet Rx, and Drugstore.com and new proprietary distribution channels including Internet portals. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. While the Company has incurred certain non-recurring charges for settling a lawsuit, costs associated with such legal action and other one-time charges that have accelerated its use of cash, the Company believes that based on its cash and investments on hand, including the March 2000 purchase by Cybear for $4 million in cash of a 10% Senior Convertible Note due March 31, 2001 with interest paid quarterly, interest income, collection of officer loans, other receivables and revenues from operations, it will generate sufficient cash to fund planned operations of the Company through at least the end of the first quarter of 2001. To the extent that the clinical e-commerce industry does not develop at anticipated rates, or there is a failure of the Company's clinical information technology products and services to gain significant market acceptance, or competition or other economic factors impedes the operating objectives and operating plan, the Company, based on the nature of its business, has significant variable costs that can be effectively and timely reduced to offset the above mentioned factors. The Company has no other planned material capital expenditures or capital commitments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................................      F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999 ..............................      F-2
Consolidated Statements of Operations for the three years ended December 31, 1999 .........      F-3
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999      F-4
Consolidated Statements of Cash Flows for the three years ended December 31, 1999 .........      F-5
Notes to Consolidated Financial Statements ................................................      F-6

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31,1999 and delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders, captioned "Election of Directors," "Executive Officers" and "Disclosure Pursuant to Section 16 of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the sections of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31,1999 and delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders, captioned "Meetings of the Board of Directors and Committees of the Board of Directors; Compensation of Directors" and "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999 and delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders, captioned "Security Ownership of Certain Beneficial Owners, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to the section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, and delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders, captioned "Certain Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

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

(b)   Reports on Form 8-K

      The registrant filed no Current Reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 12th day of April, 2000.


                                          ADVANCED HEALTH CORPORATION


                                          By /s/ Jonathan Edelson
                                             ---------------------------------
                                             Jonathan Edelson, M.D.,
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                     TITLE                                                DATE
---------                     -----                                                ----
/s/ Jonathan Edelson          Chairman of the Board, Chief                      April 12, 2000
    Jonathan Edelson, MD      Executive Officer, President and Director
                              (Principal Executive Officer)


/s/ Jeffrey M. Sauerhoff      Chief Financial Officer (Principal                April 12, 2000
    Jeffrey M. Sauerhoff      Financial and Accounting Officer)


/s/ Robert J. Alger           Executive Vice President and                      April 12, 2000
                              Chief Information Officer and Director


/s/ James T. Carney           Director                                          April 12, 2000
    James T. Carney


/s/ Barry Kurokawa            Director                                          April 12, 2000
    Barry Kurokawa


/s/ Arthur M. Southam         Director                                          April 12, 2000
    Arthur M. Southam, MD


                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION OF EXHIBIT                                                                                 PAGE
-----------------------------------------------------------------------------------------------------------------------------------
**3.1                Restated Certificate of Incorporation of the Company

**3.2                By-laws of the Company

**10.7               Tarrytown, New York Office Lease Agreement dated November 30, 1995, between Tarrytown Corporate
                     Center IV, L.P. and the Company.

**10.8               First Amendment to Lease Agreement between Reckon Operating Partnership, LP, as Owner, and the
                     Company, as Tenant

*10.9                Chicago Office Lease Agreement dated April 16, 1999, between EOP Operating Limited Partnership and the Company

**10.10              Fort Washington Lease Agreement dated November 13, 1997, between Comdrive Associates, L.P. and
                     Company as Tenant

**10.11              Hawthorne Lease Agreement dated January 8, 1998, between United Parcel Service, Inc. and Company as
                     Tenant

**10.12              Form of Director Indemnification Agreement

**10.13              Employment Agreement between the Company and Jonathan Edelson, M.D.

**10.16              Employment Agreement between the Company and Robert Alger

**10.17              Employment Agreement between the Company and Jeffrey M. Sauerhoff

**10.18              Employment Agreement between the Company and Eddy W. Friedfeld

**10.20              Amended and Restated Advanced Health Corporation 1995 Stock Option Plan

* 10.21              Asset Purchase Agreement between the Company and Practicare

* 10.22              Securities Purchase Agreement between the Company and Cybear dated March 27, 2000

* 10.23              10% Senior Secured Convertible Note in favor of Cybear, Inc., dated March 27, 2000

* 10.24              Warrant to purchase 300,000 shares of the Company's Common Stock issued to Cybear, Inc., dated March 27, 2000

**10.21              Employee Stock Purchase Plan


**21                 List of Subsidiaries

*23.0                Consent of Arthur Andersen LLP

*27                  Financial Data Schedule

*     Filed herewith.

**    Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-06283), Company's Registration Statement on Form S-1, as amended (Registration No. 333-35115), and Company's Form 10-K, dated March 30, 1999 incorporated herein by reference.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AHT Corporation:

We have audited the accompanying consolidated balance sheets of AHT Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AHT Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                               ARTHUR ANDERSEN LLP



New York, New York
April 13, 2000

AHT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(000'S OMITTED, EXCEPT SHARE DATA)

                                                                                            December 31
                                                                                      ----------------------
                                            ASSETS                                       1998         1999
                                            ------                                    ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                           $  9,269      $ 2,528
   Certificates of deposit                                                                2,580          150
   Investments in marketable securities                                                   6,972           --
   Accounts receivable, net                                                                 320          262
   Other current assets                                                                     362          561
   Current assets of discontinued operations                                              2,065           --
                                                                                       --------      -------
             Total current assets                                                        21,568        3,501

PROPERTY AND EQUIPMENT, net                                                               2,565        2,055

GOODWILL, net                                                                             1,861        2,227

INVESTMENTS IN AFFILIATES                                                                14,000        2,500

OTHER ASSETS                                                                              2,001        3,607

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                              2,639           --
                                                                                       --------     --------
              Total assets                                                             $ 44,634     $ 13,890
                                                                                       ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                              $  3,610     $  2,699
    Other current liabilities                                                               875          123
    Current liabilities of discontinued operations                                        9,304           --
                                                                                       --------     --------
              Total current liabilities                                                  13,789        2,822

DEFERRED REVENUE                                                                            250          504

NON CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                                    705           --
                                                                                       --------     --------
              Total liabilities                                                          14,744        3,326
                                                                                       --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 16)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 shares
       issued and outstanding, respectively                                                  --           --
    Common stock, $.01 par value; 15,000,000 shares authorized;
       10,424,127 and 11,069,549 shares issued and outstanding, respectively                103          110
    Additional paid-in capital                                                          108,450      109,970
    Accumulated deficit                                                                 (78,277)     (99,081)
    Net unrealized gain on marketable securities, net of deferred income taxes                3           --
    Less- Treasury stock, at cost; 153,937 and 166,337 shares, respectively                (389)        (435)
                                                                                       --------     --------
              Total shareholders' equity                                                 29,890       10,564
                                                                                       --------     --------
              Total liabilities and shareholders' equity                               $ 44,634     $ 13,890
                                                                                       ========     ========

The accompanying notes are an integral part of these consolidated balance sheets.

AHT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share data)

                                                                            For the Years Ended December 31
                                                                       -------------------------------------------
                                                                          1997            1998            1999
                                                                       -----------    ------------    ------------
REVENUES                                                               $    11,910    $      3,530    $      1,086

COST OF REVENUES                                                             1,030           1,942           1,261
                                                                       -----------    ------------    ------------
                 Gross profit                                               10,880           1,588            (175)

OPERATING EXPENSES                                                           5,169          14,133          13,446

RESTRUCTURING CHARGES                                                           --           7,645              --
                                                                       -----------    ------------    ------------
                 Operating (loss) income                                     5,711         (20,190)        (13,621)

INTEREST EXPENSE                                                               (11)            (20)            (60)

INTEREST INCOME                                                              1,155           2,093             853

GAIN ON SALE OF INVESTMENT                                                      --              --             486

LOSS ON IMPAIRMENT OF INVESTMENTS                                               --              --         (11,000)
                                                                       -----------    ------------    ------------
                 Net (loss) income from continuing operations before
                    income taxes                                             6,855         (18,117)        (23,342)

INCOME TAX PROVISION                                                           365           4,722              36
                                                                       -----------    ------------    ------------
                 Net (loss) income from continuing operations                6,490         (22,839)        (23,378)
                                                                       -----------    ------------    ------------

DISCONTINUED OPERATIONS:
    (Loss) income from discontinued operations (Note 2)                        668         (29,280)          2,574
    Loss on disposal of discontinued operations (Note 2)                        --         (23,074)             --
                                                                       -----------    ------------    ------------
                 Net (loss) income                                     $     7,158    $    (75,193)   $    (20,804)
                                                                       ===========    ============    ============

PER SHARE INFORMATION:
    Basic net (loss) income per share-
       (Loss) income from continuing operations                        $      0.82    $      (2.27)   $      (2.19)
       (Loss) income from discontinued operations                             0.09           (2.90)           0.24
       (Loss) on disposal of discontinued operations                            --           (2.29)             --
                                                                       -----------    ------------    ------------
                 Basic net (loss) income per share
                                                                       $      0.91    $      (7.46)   $      (1.95)
                                                                       ===========    ============    ============

    Diluted net (loss) income per share-
       (Loss) income from continuing operations                        $      0.73    $      (2.27)   $      (2.19)
       (Loss) income from discontinued operations                             0.08           (2.90)           0.24
       (Loss) on disposal of discontinued operations                            --           (2.29)             --
                                                                       -----------    ------------    ------------
                 Diluted net (loss) income per share
                                                                       $      0.81    $      (7.46)   $      (1.95)
                                                                       ===========    ============    ============

    Common shares used in computing per share amounts-
       Basic                                                             7,872,204      10,085,407      10,674,987
                                                                       ===========    ============    ============
       Diluted                                                           8,890,856      10,085,407      10,674,987
                                                                       ===========    ============    ============

The accompanying notes are an integral part of these consolidated statements.

AHT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(000's omitted, except share data)

                                                                                                         Unrealized
                                                                                                         Gain (Loss)
                                                            Common Stock        Additional                   on
                                                       -----------------------   Paid-in    Accumulated  Marketable
                                                          Shares     Par Value   Capital      Deficit    Securities
                                                       -----------   ---------  ----------  -----------  -----------
BALANCE, January 1, 1997                                7,166,941   $     72   $   42,069    $ (10,242)   $    60

    Issuance of common stock, net of expenses
       of $4,102                                        2,250,000          22      45,939           --         --

    Exercise of stock options                             352,614           4       1,249           --         --

    Common stock issued for acquisitions                  100,164           1       3,759           --         --

    Unrealized gain on marketable securities, net of
       deferred income taxes of $79                             --         --          --           --        124

    Income tax benefit from exercise of
       stock options                                            --         --       2,960           --         --

    Net income                                                  --         --          --        7,158         --
                                                       -----------   --------   ---------    ---------    -------

BALANCE, December 31, 1997                               9,869,719         99      95,976       (3,084)       184

    Exercise of stock options                              199,553          1       1,283           --         --

    Common stock issued for acquisitions                   354,855          3       4,891           --         --

    Stock options granted for acquisitions                      --         --       6,300           --         --

    Repurchase of treasury stock                                --         --          --           --         --

    Unrealized loss on marketable securities, net of
       deferred income taxes of $0                              --         --          --           --       (181)

    Net loss                                                    --         --          --      (75,193)        --
                                                       -----------   --------   ---------    ---------    -------
BALANCE, December 31, 1998                              10,424,127        103     108,450      (78,277)         3

    Unrealized loss on marketable securities, net of
       deferred income taxes of $0                              --         --          --           --         (3)

    Exercise of stock options                              523,151          6         859           --         --

    Common stock issued for acquisitions                   122,271          1         661           --         --

    Repurchase of treasury stock                                --         --          --           --         --

    Net loss                                                    --         --          --      (20,804)        --
                                                       -----------   --------   ---------    ---------    -------
BALANCE, December 31, 1999                              11,069,549   $    110   $109,970     $ (99,081)   $    --
                                                       ===========   ========   =========    =========    =======

                                                             Treasury Stock
                                                         --------------------
                                                           Shares     Amount       Total
                                                         ---------   --------    ---------
BALANCE, January 1, 1997                                    8,937      $  (75)    $31,884
    Issuance of common stock, net of expenses
       of $4,102                                                --         --      45,961

    Exercise of stock options                                   --         --       1,253

    Common stock issued for acquisitions                        --         --       3,760

    Unrealized gain on marketable securities, net of
       deferred income taxes of $79                             --         --         124

    Income tax benefit from exercise of
       stock options                                            --         --       2,960

    Net income                                                  --         --       7,158
                                                       -----------   --------   ---------

BALANCE, December 31, 1997                                   8,937        (75)      93,100

    Exercise of stock options                                   --         --        1,284

    Common stock issued for acquisitions                        --         --        4,894

    Stock options granted for acquisitions                      --         --        6,300

    Repurchase of treasury stock                           145,000       (314)        (314)

    Unrealized loss on marketable securities, net of
       deferred income taxes of $0                              --         --         (181)

    Net loss                                                    --         --      (75,193)
                                                         ---------   --------    ---------
BALANCE, December 31, 1998                                 153,937       (389)      29,890

    Unrealized loss on marketable securities, net of
       deferred income taxes of $0                              --         --           (3)

    Exercise of stock options                                   --         --          748

    Common stock issued for acquisitions                        --         --        2,606

    Repurchase of treasury stock                            12,400        (46)         (46)

    Net loss                                                    --         --      (20,804)
                                                         ---------   --------    ---------
BALANCE, December 31, 1999                                 166,337   $   (435)   $  10,564
                                                         =========   ========    =========

The accompanying notes are an integral part of these consolidated statements.

AHT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(000'S OMITTED)

                                                                     For the Years Ended December 31
                                                                     --------------------------------
                                                                       1997        1998        1999
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income from continuing operations                     $  6,490    $(22,839)   $(23,378)
    Adjustments to reconcile net (loss) income to net cash (used
       in) provided by operating activities-
          Depreciation and amortization                                 1,123       2,477       1,354
          Deferred income taxes                                            --       4,092          --
          Allowance for doubtful accounts                                 450         553          18
          Gain on sale of investment                                       --          --        (486)
          Loss on impairment of investment                                 --          --      11,000
          Changes in operating assets and liabilities-
              Accounts receivable                                      (1,330)      1,133          40
              Other current assets                                        205         251        (199)
              Accounts payable, accrued expenses and other current
                 liabilities                                           (2,024)      3,918      (1,663)
              Deferred revenue                                           (200)        250         254
                                                                     --------    --------    --------
                    Net cash (used in) provided by operating
                       activities                                       4,714     (10,165)    (13,060)
                                                                     --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Minority investment in affiliated entities                         (9,000)     (5,000)         --
    Other assets                                                       (5,307)      4,876        (119)
    Investments in certificates of deposit, net                        (5,399)      2,819         702
    Investments in marketable securities, net                         (26,692)     27,110       6,969
    Intangible assets                                                    (317)     (1,495)         --
    Sale of investment                                                     --          --         986
    Purchases of property and equipment, net                           (2,246)       (592)       (337)
                                                                     --------    --------    --------
                    Net cash provided by (used in) investing
                       activities                                     (48,961)     27,718       8,201
                                                                     --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale and issuance of common stock                45,961          --          --
    Net proceeds from exercise of stock options                         1,254         759         865
    Purchase of treasury stock                                             --        (314)        (46)
                                                                     --------    --------    --------
                 Net cash provided by financing activities             47,215         445         819
                                                                     --------    --------    --------

NET CASH USED IN DISCONTINUED OPERATIONS                               (7,520)    (16,263)     (2,701)
                                                                     --------    --------    --------

                 Net change in cash and cash equivalents               (4,552)      1,735      (6,741)

CASH AND CASH EQUIVALENTS, beginning of year                           12,086       7,534       9,269
                                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year                               $  7,534    $  9,269    $  2,528
                                                                     ========    ========    ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
       Interest                                                      $     11    $    100    $     60
       Income taxes                                                       248         648          36

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
       Fair market value of common stock issued for acquisitions        3,760       5,415         662
       Unrealized gain (loss) on marketable securities                    297        (181)         --

The accompanying notes are an integral part of these consolidated statements.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


1. ORGANIZATION AND BUSINESS

AHT Corporation and subsidiaries ("AHT" or the "Company"), a Delaware corporation, is a provider of Internet-based clinical e-commerce applications for physicians and other healthcare providers and organizations. The Company's clinical information systems consist of proprietary software, third-party hardware, proprietary third-party databases, and related support services. Such systems are designed to complement existing healthcare information systems and to function with third-party applications. The Company is focused on automating laboratory and prescription transactions, the two most frequent transactions initiated by physicians today. The Company was formerly a provider of primarily professional practice and network management services to physician groups and networks (Note 2).

The Company has suffered losses from continuing operations, decreasing revenues and negative cash flow from operating activities for the years ended December 31, 1998 and 1999, all of which are primarily due to the exiting of the physician practice management business and the refocus of the Company's strategy to be a provider of Internet-based clinical e-commerce products. Management has developed a detailed plan and has taken certain actions in order to generate the funding necessary for the Company's operations, including: (1) issuance of additional capital and debt (Note 17); (2) devoting the Company's full resources to expanding the Company's Internet-based laboratory and prescription transaction management business; (3) developing strategic relationships (Notes 15 and 17); (4) immediate reduction of costs; and (5) to the extent that the Company's operating plans are impeded by outside factors, the timely and effective reduction of variable costs to offset these factors. Management of the Company believes that these plans will be adequate to support the Company's operations at least through March 31, 2001.

2. DISCONTINUED OPERATIONS

In January 1999, the Company's Board of Directors approved a plan to seek strategic alternatives for the disposal of the Company's physician practice management line of business, which had been its primary business operation. This determination was made due to the fact that this business operation was deemed to be no longer core to the Company's strategy of focusing on healthcare e-commerce. Accordingly, the results of the physician practice management business has been accounted for as discontinued operations, and the accompanying consolidated financial statements presented herein have been restated to report separately the net assets, net liabilities, operating results and net cash flows of this discontinued operation. The loss from discontinued operations for the year ended December 31, 1998 includes the write-down of the assets of the physician practice management operations to estimated net realizable values and the estimated costs of disposing of this discontinued operation, less the expected tax benefits applicable thereto. The loss from discontinued operations for the year ended December 31, 1999 reflects the operating loss of the physician practice management unit.

In May 1999, the Company sold the majority of its net assets attributable to the Company's former physician management services unit to a third party for approximately $3.1 million in cash plus the assumption of certain payables and capital leases.

Summarized financial information for the discontinued operation is as follows:

                                      Years Ended December 31
                                    ----------------------------
                                     1997       1998      1999
                                    -------   --------    ------
Revenue                             $50,887   $ 57,979    $2,165
                                    =======   ========    ======

(Loss) income before income taxes   $   705   $(29,280)   $1,651
Income tax provision                     37         --        --
                                    -------   --------    ------
  Net (loss) income                 $   668   $(29,280)   $1,651
                                    =======   ========    ======

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


No benefit for income taxes has been reflected for 1998 and 1999 in the above table as the Company has recorded a full valuation allowance against the related deferred tax assets due to the uncertainty of the realization of these assets.

                                                               December 31
                                                               -----------
                                                                  1998
                                                                 -------
Accounts receivable, net                                         $ 1,427
Other current assets                                                 638
                                                                 -------
          Total current assets                                     2,065
                                                                 -------
Property, plant and equipment                                        831
Other assets                                                       1,808
                                                                 -------
          Total noncurrent assets                                  2,639
                                                                 -------
Current liabilities                                               (9,304)
Noncurrent liabilities                                              (709)
                                                                 -------
Net assets (liabilities) of discontinued operations              $(5,309)
                                                                 =======

There were no assets or liabilities from discontinued operations as of December 31, 1999.

Management Service Organizations

The Company previously established Management Service Organizations by forming majority-owned subsidiaries to facilitate the provision of management services to physician practice and network clients.

In the two years ended December 31, 1999, the Company obtained a 51% interest in each of eight and one newly formed MSOs, respectively, whereby the Company acquired these interests as part of the formation of the MSOs and concurrent with the signing of long-term management services agreements between the MSOs and physician practices. The Company did not acquire any interests during 1999.

In forming these MSOs, the Company conveyed 49% interests to the physician practice or network in exchange for the execution of the long-term management services agreements described above. The Company recorded the fair value of these arrangements, which was, in the opinion of management, was more readily determinable than the 49% MSO interest conveyed.

The structure of the Company's wholly or majority-owned MSOs provided for the Company to receive activity-based fee income from the MSOs for management services provided and reimbursement from the MSOs for certain expenses incurred, with the result being that there are no profits in the MSO entity for which a minority interest is required to be calculated. Accordingly, the income (loss) from discontinued operations does not reflect any minority interest in the operations of the MSOs.

All intercompany accounts and transactions have been eliminated in consolidation. The results of operations, assets and liabilities attributable to the MSOs are included in discontinued operations in the accompanying consolidated financial statements.

The stockholders' agreements for these MSOs, among other issues, (i) restricted the transfer of MSO equity, (ii) provided the terms upon which the MSO can, at the Company's option, be merged with and into a wholly

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


owned subsidiary of the Company in a transaction in which the physician practice or network will receive stock of the Company in exchange for shares in the MSO, and (iii) granted to the physician practice or network the right to put its equity share in the MSO to the Company within one year of the Company's satisfaction of certain specified targets if the Company has not called its right to acquire those interests within that period. The Company had not met the specified targets prior to the sale of physician practice management unit. The agreements provided that these call transactions will be paid in the Company's common stock, and put transactions will be paid in cash, and that either transaction, if effected, would be based on an agreed-upon amount at the time of the transaction. No such transactions have taken place as a result of the sale of the Company's physician practice management business.

Revenues from Discontinued Operations

The Company's revenues from discontinued operations consist primarily of revenues from the provision of physician and network management services. A physician group practice is a single legal entity comprised of multiple physicians. Through its majority or wholly owned consolidated MSOs, the Company entered into management services agreements with physician group practices, whereby such physician practices outsourced their nonmedical and administrative functions to the MSO. Activity-based fees were generated by the MSO through the provision of these outsourced services as well as certain additional management, marketing and information services. Fees for such services were either fixed or based on the level of services provided, as negotiated in the Company's various agreements for the provision of services, and were recognized monthly or as these services are rendered, respectively, based on the terms of the related agreements. The Company's contracts with its physician group practices also included predetermined incentives, which were earned and recognized as revenue in the event that the Company is successful in reducing a physician group practice's administrative overhead as a percentage of collections.

Acquisitions from Discontinued Operations

In connection with a 1995 acquisition agreement, the Company issued options to purchase 283,010 shares of common stock at $.0112 per share. These options are only exercisable, as contingent consideration, upon the achievement of certain capitalization levels related to regulatory requirements. The entire purchase price of this acquisition has been allocated to intangible assets included in noncurrent assets from discontinued operations in the accompanying consolidated balance sheets. The Company reached the stated capitalization level during 1998, and therefore the stock options became exercisable. As a result, the Company recorded a $6,300 purchase price adjustment, which represents the fair market value of the stock options on the date they became exercisable. The remaining net intangible assets relating to this acquisition were subsequently charged to loss from discontinued operations in the accompanying consolidated statements of operations during the year ended December 31, 1998.

In 1997, as a result of the achievement of certain targeted operating goals, as defined in previous purchase agreements, certain related parties exercised warrants for 72,196 shares of the Company's common stock valued at $1,354, which represents the difference between the market value of the stock at the date of exercise ($23.13 per share) and the value at the date of grant ($4.38 per share), and the Company issued 33,966 shares of common stock at a value of $21 per share for a total value of $713. These amounts were recorded as adjustments to the original purchase prices and the remaining net intangible assets relating to these acquisitions were disposed of in 1999 as part of the sale of the physician practice management unit.

During 1998, the Company acquired all of the outstanding stock of Integrated Medical Management, Inc. ("IMM"), a physician practice management organization, for $1,520 in cash and 354,855 shares of common stock ($13.79 per share, which was the then fair market value of the Company's common stock), for an

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


aggregate purchase price of approximately $6,400. Furthermore, the IMM purchase agreement calls for the issuance of additional shares of common stock, as contingent consideration based upon certain targets. As a result of this acquisition, the Company recorded the excess purchase price over net liabilities acquired of $8,570, as goodwill. The results of operations, net assets and resulting goodwill from this entity are included within the discontinued operations in the accompanying consolidated financial statements.

During 1999, the Company and IMM's former shareholders amended the contingent consideration provision in the acquisition agreement as a result of the Company's intention to dispose of its physician practice management businesses. Pursuant to the amended agreement, the Company paid $1,300 to the former shareholders, and the former shareholders forfeited their rights to certain of their respective common stock options. The Company has recorded a charge for such amount in the results from discontinued operations for the year ended December 31, 1998. The net assets from this acquisition were included in the sale of the Company's physician practice management unit in 1999.

Madison Medical - The Private Practice Group of New York, L.L.P. ("Madison")

During 1997, the Company loaned $2,000 to Madison at the prime rate plus 2%, not to exceed 10%, with interest payable monthly and the outstanding principal payable in twelve monthly installments beginning in January 1998. Further, the Company guaranteed a letter of credit in favor of Madison, in the amount of $1,727, by depositing and restricting cash in the same amount with the same financial institution providing that letter of credit. These obligations were secured by the 49% ownership interest in Uptown Physician Management, Inc., an MSO in which the Company had a 51% interest. On December 12, 1998, the Company commenced legal action. On January 15, 1999, the Company commenced an arbitration proceeding against Madison to collect $2,100 in fees owed pursuant to a management services agreement between the parties. Madison has asserted a defense in the action and a counterclaim in the arbitration seeking $2,400 in damages based on the Company's and Uptown's alleged breaches of the management services agreement. The Company and Madison settled there action in April 1999, whereby Madison will pay the Company $2.5 million for all amounts owed and both parties would withdraw all of their respective claims of the amount owed. $700 was paid within one month of the settlement and the remaining principal plus interest incurring thereon at 8% per annum is to be paid in equal installments over a five-year period. As of December 31, 1999, $1,604 remains outstanding under the settlement agreement. However, the Company has provided a full valuation reserve for this note due to the uncertainty of its collectibility.

Loans to Affiliates

During 1998, the Company loaned $2,000 to a physician, who was a principal in one of the physician practices with which the Company maintained a management services agreement, at 10% interest and payable in full on December 31, 1998. The physician subsequently informed the Company of his inability to repay the loan and as a result he Company agreed to restructure the loan. The restructuring did not have a materially adverse effect on the Company's consolidated financial statements as of and for the year ended December 31, 1998.

Litigation and Disputes from Discontinued Operations

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


In January 1999, a physician practice client of the Company, Millennium Management Group, P.C. ("Millennium") who was in bankruptcy, filed an adversary proceeding in United States Bankruptcy Court, District of New Jersey, asserting claims for breach of fiduciary duty, breach of contract and conversion based on the management services agreement among the parties. The complaint sought the return of certain property allegedly belonging to Millennium in exchange for a lien against the assets of Millennium that is senior to all claims other than Millennium's bank debt. This matter was settled in 1999 and the resolution of this matter did not have a material impact on the company's consolidated financial statements.

In September 1998, the Company received notice from Advanced Heart Physicians and Surgeons Network, P.C. ("Advanced Heart") that Advanced Heart was dissolving due to irreconcilable differences. Advanced Heart claims that under the terms of the management services agreement between Advanced Heart and the Company, this action would cause the management services agreement to be terminated, the Company would be required to refund certain fees previously received from Advanced Heart and the Company would be required to repurchase certain outstanding common shares of the Company held by one of the principals of Advanced Heart. During 1999, Advanced Heart and the Company agreed to terminate the management services agreement and settled the matter and the resolution of this matter did not have a material impact on the Company's consolidated financial statements.

In December 1998, the Philadelphia Cardiology Group P.C. ("PCG") served the Company with a notice of default and termination under the management services agreement. PCG filed a complaint against the Company alleges among other items that the Company is liable for breach of contract under the parties' management services agreement for alleged performance defaults. The action is still in the preliminary stages, and the Company believes that PCG's claims are without merit and intends to defend against them virgiously. In management's opinion, the resolution of this matter will not have a materially adverse effect on the Company's consolidated financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of AHT and its wholly owned subsidiaries, Advanced Health Management Corporation ("AHM"), Advanced Health Technologies Corporation, Advanced Health Bukstel & Halfpenny Corporation and its majority owned Management Service Organizations ("MSOs") discussed above. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions specifically for, but not limited to, the useful lives of capitalized software costs and intangible assets and the loss on disposal of discontinued operations that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


Revenue Recognition

The Company's revenue from continuing operations is generated from the licensing and support of its software to third parties.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition." SOP 97-2 applies to all entities that earn revenue by licensing, selling, leasing or otherwise marketing computer software. It does not apply to revenue earned on products or services when the software contained in those products or services is incidental to the products or services as a whole. SOP 97-2 requires that revenue be allocated to each product or service upon a high threshold of "vendor-specific objective evidence" and deferred until all of the following four criteria are met for that particular product or service: (1) persuasive evidence of an agreement must exist, (2) delivery must have occurred, (3) the vendor's fee must be fixed or determinable, and (4) collectibility must be probable.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Certificates of Deposit

Certificates of deposit consist of a series of time deposits with maturities from three to twelve months that were pledged as collateral on outstanding letters of credit related to the Company's management service agreements previously discussed.

Investments in Marketable Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this pronouncement, the investment and debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Property and Equipment

Property and equipment, consisting primarily of electronic data processing equipment, are stated at cost and depreciated on a straight-line basis over the useful lives of the assets (3 to 5 years). Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset.

Capitalized Software Costs

The Company develops computer software, which is marketed to third parties. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility is established. Any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold,

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


Leased or Otherwise Marketed." Amortization of such costs is provided using the straight-line basis over the estimated economic life of the products, as determined. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are expensed. Certain previously capitalized software costs were charged to restructuring charges during 1998 (Note 4).

Computer software amortization charged to expense aggregated $300, $1,054 and $241, respectively, for each of the three years ended December 31, 1999.

Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, and covenants not-to-compete are included in intangible assets and were being amortized over a period of 20 years on a straight-line basis through the 4th quarter of 1999. During the 4th quarter of 1999 management reevaluated the useful lives and adjusted the amortization period to 3 years for the remaining goodwill. These amortization periods are evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired. Amortization was $187, $96 and $268, respectively, for the three years ended December 31, 1999.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that there are impairments of the respective carrying values of certain long-lived assets as of December 31, 1999 (Notes 2, 4 and 9).

Investments in Affiliates

Investments in affiliates represent purchased interests of less than 20% and are accounted for on the cost method. Annually, the Company reviews these investments for impairment or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Computer Software for Internal Use

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 in 1999 did not have a material effect on the Company's consolidated financial statements. The Company has expensed all software development costs for the three years ended December 31, 1999, as the Company has not incurred any costs that are capitalizable under SOP 98-1.

Research and Development

Research and development costs are expensed as incurred by the Company. Research and development expense aggregated $770, $2,400 and $1,300, respectively, for the three years ended December 31, 1999.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of notes receivable capital lease obligations, including current portions, approximate fair value.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on (1) differences between the financial accounting and income tax bases of assets and liabilities and (2) net operating loss carryforwards, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized, respectively (Note 13).

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per common share under the provisions of SFAS No. 128 "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

Shares used in calculating Basic and Diluted EPS are reconciled as follows:

                                                           1997         1998         1999
                                                         ---------   ----------   ----------
Average shares outstanding for basic net (loss) income
   per share                                             7,872,204   10,085,407   10,674,987
Diluted effect of stock options and warrants             1,018,652           --           --
                                                         ---------   ----------   ----------
          Weighted average shares outstanding for
              diluted net (loss) income per share        8,890,856   10,085,407   10,674,987
                                                         =========   ==========   ==========

Diluted EPS for 1998 and 1999 does not include the impact of 1,460,607 and 2,138,771 stock options and warrants, respectively, then outstanding, as the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company has elected to follow the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 12).

Comprehensive Income

The components of comprehensive income are as follows:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1997       1998         1999
                                                -------     -------      -------
Net (loss) income                               $7,158    $(75,193)    $(20,804)
Unrealized (loss) gain on marketable
  securities                                       124        (181)          --
                                                ------    --------     --------
   Comprehensive (loss) income                  $7,282    $(75,374)    $(20,804)
                                                ======    ========     ========

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


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

Segment Reporting

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company currently operates in one segment.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

4. RESTRUCTURING CHARGES

During the third and fourth quarters of 1998, the Company recorded total restructuring charges of $7,648 relating to the Company's former information technology line of business. Included in this total are noncash write-downs of capitalized software no longer marketed or supported by the Company of $6,160, facility closure costs of $281, noncash write-downs of property, plant and equipment of $70, and severance and other employee-related costs of $1,137. All of the restructuring costs have been paid as of December 31, 1999.

5. ACQUISITION OF BUSINESSES

During 1997, the Company acquired certain assets of Bukstel & Halfpenny, Inc. ("B&H"), a clinical information technology company, for $306 in cash, 66,201 shares of common stock ($21.81 per share) and options for the purchase of 12,012 shares ($21.00 per share, which was the then fair market value of the Company's common stock) of the Company's common stock, for an aggregate purchase price of $2,000. Furthermore, the B&H purchase agreement calls for the issuance of an additional 114,613 shares of common stock, as contingent consideration. These shares were issued in 1999 and, as a result, the Company recorded a

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


$623 purchase price adjustment, which represents the fair market value of the common stock on the date of issuance. In September 1998, B&H commenced an action in the Supreme Court of the State of New York against the Company. In addition to the Company, the complaint named as defendants Advanced Health Med-E-Systems Corporation, Advanced Health Bukstel & Halfpenny Corporation and certain current or former officers or directors of the Company. The complaint asserts violations of the federal securities laws, common law fraud and other common law claims in connection with the Company's September 17, 1997 purchase of certain assets from B&H and seeks rescission of the asset purchase agreement or unspecified damages. On October 30, 1998, B&H obtained an order to show cause and temporary restraining order, which temporarily prevented the Company from transferring certain software code to a certain customer and from including certain "software escrow" provisions in certain software licensing agreements. In August 1999, this lawsuit was settled. Under the terms of the settlement, B&H withdrew its rescission action and released AHT from any other present or future claims in return for a $1.5 million payment. AHT has gained sole discretion and full rights to market, sell and transfer, all software purchased from B&H including the authority to include software licensing escrows in their agreements. Additionally, the Company agreed to forgive a $225 secured promissory note owed by B&H to the Company, in exchange for control of the 12,400 shares of the Company's Common Stock which were pledged as collateral for this note. The Company recorded the then fair market value of the 12,400 common shares as the cost of acquiring treasury stock.

The pro forma effects of the Company's acquisitions have not been presented, as the results are immaterial to the Company's consolidated financial statements taken as a whole.

6. RELATED PARTY TRANSACTIONS

Software Licensing Agreements

During 1997 and 1998, the Company entered into two separate software licensing agreements with a company in which AHT holds a common stock investment (Note 9(a)). The Company recognized $2,500 of licensing revenue from each transaction for each of the years ended December 31, 1997 and 1998, respectively.

Transactions with Officers

In accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company made loans to certain senior executives of the Company aggregating $1,570 and $1,801, which are included in other assets in the accompanying consolidated balance sheets as of December 31, 1998 and 1999, respectively. These loans are due three years from the loan date with interest payable monthly at a rate of 6% per annum. As of December 31, 1999, certain interest and principal payments have been made. Subsequent to December 31, 1999, approximately $340 of interest and principal of the loans have been repaid.

Management of the Company believes that these related party transactions were effected on terms, which approximate fair market value.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


7. INVESTMENTS IN MARKETABLE SECURITIES

The carrying amounts, gross unrealized gains and losses and estimated market values of investment securities as of December 31, 1998, are summarized as follows:

                                                Gross         Gross       Estimated
                                 Carrying     Unrealized    Unrealized      Market
                                  Amount        Gains        (Losses)       Value
                                 ------       ----------    ----------    ---------
Commercial paper                  $2,200        $   --        $   --        $2,200
U.S. Government and agencies       2,015            --            --         2,015
Corporate bonds                    2,754             3            --         2,757
                                  ------        ------        ------        ------
                                  $6,969        $    3        $   --        $6,972
                                  ======        ======        ======        ======

All investment securities held as of December 31, 1998 are due in one year or less. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company had no marketable securities at December 31, 1999.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    December 31
                                                  ---------------
                                                   1998     1999
                                                  ------   ------
Computer equipment and software                   $4,223   $3,582
Equipment under capital leases                       438       58
Furniture and fixtures                               632      648
Leasehold improvements                                62       79
                                                  ------   ------
                                                   5,355    4,367

Less- Accumulated depreciation and amortization    2,790    2,312
                                                  ------   ------
                 Property and equipment, net      $2,565   $2,055
                                                  ======   ======

Depreciation and amortization aggregated $753, $1,178 and $1,157, respectively, for the three years ended December 31, 1999.

9. INVESTMENTS IN AFFILIATES

Investments in affiliates consist of the following:

                                   December 31
                                -----------------
                                 1998      1999
                                -------   -------
PatientCare Dynamics, LLC (a)   $10,000   $ 1,500
ACRM, Inc. (b)                    3,500     1,000
Caresoft, Inc. (c)                  500        --
                                -------   -------
                                $14,000   $ 2,500
                                =======   =======

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


         (a) On December 30, 1997, the Company purchased Class B Shares and a Warrant, with a total value of $5,000, of PatientCare Dynamics, LLC, a corporation that, among other things, provides technology-based support systems and services to healthcare professionals. In 1998, the Company purchased additional Class B Shares and a Warrant with a total value of $5,000. Management has determined that there is a permanent impairment in the value of the investment at December 31, 1999 based upon an independent third-party valuation. Therefore, the Company has adjusted the value of the investment to its net realizable value of $1,500. As of December 31, 1999, the Company owns approximately 17.7% of PCD and has therefore accounted for the remaining investment under the cost method.


         (b) On September 30, 1997, the Company paid $1,000 for 9.9% preferred stock ownership of Eminent Research Systems, Inc. (formerly ACRM, Inc.), a corporation that provides advanced cardiovascular research management. In 1997, the Company loaned $2,500 to Eminent under a loan agreement. In July 1998, the preferred stock interest and the loan were converted into a $3,500 newly issued convertible debenture, bearing interest at 6.0% per annum and payable in full on July 1, 2003. The debenture was converted into 15% of the then outstanding shares of Eminent common stock.

                  Management has determined that there is a permanent impairment in the value of the investment at December 31, 1999 based upon an independent third-party valuation. Therefore, the Company has adjusted the value of the investment to its net realizable value of $1,000.


         (c) In June 1997, the Company purchased $500 of Series A Preferred Stock issued by Caresoft, Inc., a corporation that, among other things, develops chronic disease and patient compliance software. As of December 31, 1998, the Company owned less than 20% of Caresoft, Inc. and therefore accounted for this investment under the cost method. The Company sold this investment in 1999 for $986, recognizing a gain of $486, net of transaction costs, which is included in other income from continuing operations in the accompanying statement of operations for the year ended December 31, 1999.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  December 31
                                                ---------------
                                                 1998     1999
                                                ------   ------
Professional fees                               $1,996   $  958
Accounts payable                                   441      625
Other                                            1,173    1,116
                                                ------   ------
  Total accounts payable and accrued expenses   $3,610   $2,699
                                                ======   ======

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


11. OTHER CURRENT LIABILITIES

In connection with an acquisition in 1998 (Note 2), the Company assumed amounts due from a $1,000 line of credit with a bank, which bears interest at prime plus 1.25%. As of December 31, 1998, there was $809 outstanding on the line of credit. The amounts were repaid during 1999.

12. SHAREHOLDERS' EQUITY

Common Stock

In 1995, the Company sold 79,780 common shares pursuant to a private placement agreement dated April 21, 1995 for an aggregate of $625. In accordance with this agreement, the holders of these shares have the right, on two occasions, to participate on a piggyback basis in a registration by the Company under the Securities Act of 1933, as amended, subject to certain restrictions, for a period ending on September 30, 2000, and commencing twelve months from the closing of an initial public offering of the securities of the Company.

In October 1997, the Company completed a second public offering of its common stock. The offering included the sale of 2,000,000 shares of common stock by the Company and 500,000 shares of common stock by existing shareholders, at $22.25 per share plus an underwriter's overallotment of 750,000 shares. Total net proceeds to the Company from this offering were $45,961.

Stock Repurchase Program

In September 1998, the Board of Directors approved a plan to repurchase up to 3,500,000 shares of the Company's outstanding common stock. The plan provides that the shares may be repurchased at the discretion of the Company's senior management over a period of up to six months. As of December 31, 1999, the Company had repurchased 145,000 shares of treasury stock for total payments of $315 under this plan.

Stock Options

The Company maintains the 1995 Stock Option Plan (the "1995 Plan") for the purpose of granting incentive stock options to employees, officers or directors of, or consultants or advisors to, the Company. Options granted under the 1995 Plan typically vest annually over a three-year period and expire ten years from the date of grant. The Company reserved 1,500,000 shares of common stock for issuance under the 1995 Plan, which was increased in 1997 and 1999 by 600,000 and 200,000 shares, respectively, pursuant to a vote by the Company's shareholders.

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

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


In August 1998, the Company canceled and reissued all then outstanding stock options, which had an exercise price above $5.05. Employees whose options were canceled received an amount equal to 75% of their previous option grants. The new options were granted at an exercise price of $2.50 per share, which was equal to or above the then fair market value of the Company's common stock.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic net income (loss) per share would have been changed to the following pro forma amounts:

                                        1997          1998             1999
                                       -------      ---------       ----------
Net (loss) income:
    As reported                        $ 7,158      $ (75,193)      $ (20,804)
    Pro forma                            4,370        (81,557)        (21,878)

Basic and diluted net (loss)
 income per share:
    As reported                        $   .91      $   (7.46)      $   (1.95)
    Pro forma                              .56          (8.11)          (2.05)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the 1995 Plan at December 31, 1998 and 1999, and changes during the years then ended, is presented in the table and narrative below:

                                                   1998                          1999
                                         -----------------------        ---------------------
                                                       Wtd. Avg.                    Wtd. Avg.
                                           Shares      Ex Price       Shares        Ex Price
                                         -----------   ---------     ---------      ---------
Outstanding at beginning of year          2,478,800    $  13.72                    $    2.53
    Granted                               1,298,718        2.81      1,851,080          2.94
    Exercised                              (199,553)       5.35        523,250          1.43
    Forfeited                            (1,726,885)      10.34       (523,151)         2.53
                                                                      (235,559)
                                         ----------                  ---------     ---------
Outstanding at end of year                1,851,080        2.53      1,615,620          2.53
                                         ==========                  =========     =========
Exercisable at end of year                1,205,511        2.53      1,052,168          2.53
                                         ==========                  =========     =========
Weighted average fair value of options
   granted                               $     2.53         N/A      $    2.60     $     N/A


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999: risk-free interest rates of 5.42% and 5.36%, respectively; expected dividend yields of 0%; expected lives of 3 years; expected stock price volatility of 154% and 113%, respectively.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


13. INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                          Years Ended December 31
                                                       ------------------------------
                                                        1997        1998       1999
                                                       -------    --------    -------
Federal:
    Current                                            $    --    $    536    $    --
    Deferred                                             2,556     (19,291)    (8,620)
State and local:
    Current                                                 --          95         36
    Deferred                                               451      (3,404)    (1,557)
Adjustment to valuation allowance for opening net       (2,605)      4,092         --
  deferred tax assets
Valuation allowance for net deferred tax assets             --      22,694     10,177
                                                       -------    --------    -------
              Total income tax provision (benefit)     $   402    $  4,722    $    36
                                                       =======    ========    =======

A reconciliation of the difference between the statutory federal income tax rate and the Company's effective tax rate for the three years ended December 31, 1999 are as follows:

                                                    1997     1998    1999
                                                    ----     ----    ----
Tax provision (benefit) at statutory rate             34%      34%     34%
State and local taxes                                  6        6       6
Adjustment to valuation allowance for opening net     --        6      --
  deferred tax assets
Valuation allowance for net deferred tax assets      (35)     (40)    (40)
                                                    ----     ----    ----
                                                       5%       6%     --%
                                                    ====     ====    ====

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax asset, net, at December 31, 1998 and 1999 are as follows:

                                                     December 31
                                                 -------------------
                                                   1998       1999
                                                 --------    -------
Net operating loss carryforward                  $ 16,011    $ 21,699
Accrued expenses                                    4,666       1,206
Allowance for doubtful accounts                     2,549          20
Amortization                                        1,746       1,512
Exercise of stock options                             577         577
Impairment of investments                                       4,400
Other                                                (326)       (326)
                                                 --------    --------
                                                   25,223      29,088
Less- Valuation allowance                         (25,223)    (29,088)
                                                 --------    --------
              Total deferred income taxes, net   $     --    $     --
                                                 ========    ========

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") available to offset taxable income of approximately $55,690, expiring in varying amounts from 2010 through 2019. In 1997, management of the Company determined that, more likely than not, its previously reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the provision for income taxes in the accompanying consolidated statement of operations for 1997. The determination that the net deferred tax asset of $4,092 at December 31, 1997 was realizable, was based on the Company's profitability during 1997. Based upon the Company's results of operations for the year ended December 31, 1999, the Company determined that more likely than not, its deferred tax assets would not be realized and recorded a full valuation allowance against such assets. The provision for income taxes for the year ended December 31, 1998 represents the charge for the valuation allowance for prior year deferred tax assets. Deferred tax assets of approximately $1,360 for the year ended December 31, 1997, all of which are related to tax benefits associated with the exercise of stock options, did not result in a tax benefit in the accompanying consolidated statements of operations but, rather, an increase to additional paid-in capital.

14. COMMITMENTS

The Company leases certain office space for its operations. Leases for this space expire through 2002 and call for annual rent, with immaterial escalations through the end of the leases. The Company has also entered into several operating leases for office equipment.

Future minimum payments for operating leases at December 31, 1999 are as follows:

                 Year ending December 31:
                     2000                                     $   693
                     2001                                         621
                     2002                                         260

Rent expense was $443, $299 and $515, respectively, for the three years ended December 31, 1999.

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

15. STRATEGIC PARTNERSHIP AGREEMENTS

In August 1999, the Company entered into a strategic alliance agreement with Laboratory Corporation of America Holdings ("LabCorp"), a national clinical laboratory. Under the agreement, the Company will provide computer interfaces for LabCorp's reference laboratory, hospital, and managed care clients. The agreement provides for AHT to develop and install specific interfaces based on AHT's technology, which allows LabCorp and its hospital partners to exchange laboratory results, demographics, eligibility information, and laboratory orders. The Company will receive fees based upon the number of interfaces provided, as defined under the agreement.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


In November 1999, the Company entered into an agreement with drugstore.com, inc. ("drugstore.com"), an online drugstore and information site offering products and solutions for health, beauty, wellness, personal care, to become a participatory member in drugstore.com's new certification program for electronic prescriptions. The certification program will help define the guidelines for receipt of electronic prescriptions by online pharmacies. Under terms of the agreement, AHT will work with drugstore.com to help establish and promote the National Council for Prescription Drug Programs ("NCPDP") industry standard for transmission of electronic prescriptions to online pharmacies. Through a six-month test period beginning in early 2000, drugstore.com, AHT and other program participants will work through technical, regulatory and operational issues regarding electronic prescriptions with feedback from NCPDP. If successful under the program, the Company will earn fees on electronic prescriptions on a transaction basis.

In November 1999, the Company entered into a licensing agreement with PlanetRx.com, Inc. ("PlanetRx"), an Internet healthcare destination for commerce, content and community, for the Company's web-enabled electronic prescription writing and transmission service. Under the terms of the agreement, PlanetRx.com will pay AHT a transaction-processing fee for each electronic prescription submitted for fulfillment to PlanetRx.com's website.
No transaction fees were earned during 1999.

In December 1999, the Company entered into an strategic agreement with Merck-Medco Managed Care, L.L.C. ("Merck-Medco"), a pharmacy benefit management company serving benefit plans of employers, unions, commercial and government health plans, a subsidiary of Merck & Co., Inc. Under the agreement, the Company will provide its web-based prescription management service, which manages prescriptions electronically to registered users with Merck-Medco, as defined, and to connect with Merck-Medco through the Company's proprietary web site. The Company will earn fees on electronic prescriptions on a transaction basis.

16. LITIGATION AND DISPUTES

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

From July 1 through August 17, 1998, eleven putative class actions were filed in the United States District Court for the Southern District of New York, all of which have been consolidated under the caption "In re Advanced Health Corporation Securities Litigation". The amended consolidated complaint filed in February 1999, seeks, among other remedies, certification as a class action and unspecified damages resulting from defendants' alleged violations of federal securities laws. The amended consolidated complaint alleged that the Company and certain of its current or former officers or directors are liable for certain misrepresentations and omissions regarding, among other matters, the Company's operations, performance and financial condition. On January 27, 2000, the Company agreed to a settlement of the Class Action, pursuant to which the Company has deposited $300,000 in escrow to cover the costs of notice to the class, administration of the settlement and plaintiff attorneys' expenses and will, upon final approval of the settlement, issue 886,437 shares of common stock to class members and class counsel (subject to possible enhancement if the Company's stock price drops below a certain level or if the Company authorizes and issued additional stock). The settlement is subject to the District Court's approval. The Court has scheduled a hearing on the settlement for April 18, 2000.

AHT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1998 and 1999
(000's omitted, except share and per share data)


The settlement provides for the dismissal of the suit without any admission of wrongdoing on the part of the Company.

From time to time, the Company is involved in other litigation. Although the actual amount of any liability that could arise with respect to any such litigation cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.

17. SUBSEQUENT EVENT

In March 2000, the Company entered into certain agreements with Cybear, Inc. ("Cybear"). As part of the agreements, Cybear purchased a $4 million 10% Senior Convertible Note (the "Cybear Note") for cash from the Company, due March 31, 2001 and secured by the Company's assets. The Cybear Note is convertible at Cybear's option into shares of the Company's common stock at a conversion price equal to the lower of $4.34 per share or 80% of the average market price per share prior to the conversion date, provided that Cybear cannot acquire upon conversion approximately more than 1.9 million of the Company's shares. In addition, Cybear received from the Company a five-year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34. The agreements include a co-marketing and distribution agreement for the Company's Web-based electronic prescribing service and clinical laboratory transaction management product and Cybear's Internet portal. In a related agreement, the Company granted Cybear the exclusive right to migrate the Company's Web-based prescription system to a hand held computer that will be marketed exclusively by the Company and Cybear.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To AHT Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of AHT Corporation and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated April 13, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP



New York, New York
April 13, 2000

AHT CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE II
(000's omitted)





                                                                    Additions
                                                         ---------------------------
                                            Balance at   Charged to       Charged to
                                           Beginning of    Cost and         Other                      Balance at
                Description                   Period      Expenses        Accounts     Deductions   End of Period
                -----------                   ------      --------        --------     ----------   -------------
DECEMBER 31:
1997 allowance for doubtful accounts        $ 210          $ 450          $   --          $  --           $ 660
1998 allowance for doubtful accounts          660             --              --           (630)             30
1999 allowance for doubtful accounts           30             20              --             --              50