Form 10-Q
period 2000-03-31
AHT CORP
filed 2000-05-12
CIK 1002628

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

                               Yes | X |  No |   |



As of May 3, 2000, there were 11,130,449 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                                 AHT CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       PAGE NO.
---------------------------------------------------------------------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets -
          March 31, 2000 (unaudited) and December 31, 1999.................................1

          Consolidated Statement of Operations-
          Three months ended March 31, 2000 and 1999 (unaudited)...........................2

          Consolidated Statements of Cash Flows-
          Three months ended March 31, 2000 and 1999 (unaudited)...........................3

          Notes to Consolidated Financial Statements.......................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................................6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS...............................................................9

SIGNATURES................................................................................10

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        AHT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                       As Of
                                                                                            March 31,        December 31,
                                                                                              2000              1999
                                                                                              ----              ----
                                                                                          (unaudited)
        ASSETS
        ------
CURRENT ASSETS:
        Cash and cash equivalents                                                           $   4,356        $   2,528
        Certificates of deposit                                                                    15              150
        Accounts receivable, net                                                                  275              262
        Other current assets                                                                    1,817              561
                                                                                           -----------------------------
                  Total current assets                                                          6,463            3,501
PROPERTY AND EQUIPMENT, net                                                                     1,873            2,055
GOODWILL, net                                                                                   2,040            2,227
INVESTMENTS IN AFFILIATES                                                                       2,500            2,500
OTHER ASSETS                                                                                    3,490            3,607
                                                                                           -----------------------------
                  Total assets                                                              $  16,366        $  13,890
                                                                                           =============================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                               $   2,031        $   2,699
        Notes payable                                                                           4,046                -
        Other current liabilities                                                                  92              123
                                                                                           -----------------------------
                  Total current liabilities                                                     6,169            2,822
DEFERRED REVENUE                                                                                  553              504
                                                                                           -----------------------------
                  Total liabilities                                                             6,722            3,326
                                                                                           -----------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
        Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued
                  and outstanding                                                                   -                -
        Common stock, $.01 par value; 15,000,000 shares authorized;
                  11,123,366 and 11,069,549 shares issued and
                  outstanding, respectively                                                       111              110
        Additional paid-in capital                                                            112,181          109,970
        Accumulated deficit                                                                  (102,213)         (99,081)
        Less: Treasury stock, at cost (166,337 shares)                                           (435)            (435)
                                                                                           -----------------------------
                  Total shareholders' equity                                                    9,644           10,564
                                                                                           -----------------------------
                  Total liabilities and shareholders' equity                                $  16,366        $  13,890
                                                                                           =============================


  The accompanying notes are an integral part of these consolidated statements.

                                       (1)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and per share data)
                                   (unaudited)


                                                                         For the Three Months Ended
                                                                   ---------------------------------------
                                                                        March 31,          March 31,
                                                                          2000               1999
                                                                          ----               ----

REVENUE                                                                 $    202           $    240
COST OF REVENUES                                                             403                220
                                                                   ---------------------------------------
                  Gross profit                                              (201)                20
OPERATING EXPENSES                                                         2,400              2,512
                                                                   ---------------------------------------
                  Operating income/(loss)                                 (2,601)            (2,492)
OTHER INCOME, Net                                                            105                275
NON-CASH INTEREST EXPENSE                                                   (641)                --
                                                                   ---------------------------------------
                  Net income/(loss) before taxes                          (3,137)            (2,217)
INCOME TAX PROVISION                                                          (5)                24
                                                                   ---------------------------------------
                  Net income/(loss) from continuing operations            (3,132)            (2,241)
DISCONTINUED OPERATION:
                  Income from discontinued operation, net                      -                251
                                                                   ---------------------------------------
                  Net income/(loss)                                     $ (3,132)          $ (1,990)
                                                                   =======================================


PER SHARE INFORMATION
        Basic net income/(loss) per share:
                  Income/(loss) from continuing operations              ($  0.28)          ($  0.21)
                  Income from discontinued operation                     $  0.00            $  0.02
                                                                   ---------------------------------------
                       Basic net income/(loss) per share                ($  0.28)          ($  0.19)
                                                                   =======================================

        Diluted net income/(loss) per share:
                  Income/(loss) from continuing operations              ($  0.28)          ($  0.21)
                  Income from discontinued operation                     $  0.00            $  0.02
                                                                   ---------------------------------------
                       Diluted net income/(loss) per share              ($  0.28)          ($  0.19)
                                                                   =======================================

Common shares used in computing per share amounts:
        Basic                                                             11,096             10,452
        Diluted                                                           11,096             10,452





  The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                 For the Three Months Ended
                                                                                               -------------------------------
                                                                                                 March 31,         March 31,
                                                                                                   2000              1999
                                                                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income/(loss)                                                                         $(3,132)          $(2,241)
        Adjustments to reconcile net income to net cash
                  used in operating activities
                  Non-cash interest expense                                                          (641)               --
                  Depreciation and amortization                                                       449               287
                  Changes in operating assets and liabilities
                       Accounts receivable                                                            (13)               81
                       Other current assets                                                           179              (112)
                       Accounts payable, accrued expenses and other current liabilities              (667)             (930)
                       Other current liabilities                                                       15               131
                       Deferred revenue                                                                49               273
                                                                                               -------------------------------
                                     Net cash (used in) provided by operating activities           (2,479)           (2,511)
                                                                                               -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets                                                                                   57                 -
        Investment in certificates of deposit, net                                                    135                 -
        Investment in marketable securities, net                                                        -            (1,760)
        Purchases of property and equipment, net                                                      (20)              (68)
                                                                                               -------------------------------
                                     Net cash provided by (used in) investing activities              172            (1,828)
                                                                                               -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from exercise of stock options                                                   135               150
        Net proceeds from notes payable                                                             4,000                 -
                                                                                               -------------------------------
                                     Net cash provided by financing activities                      4,135               150
                                                                                               -------------------------------
                                     Net cash flows from discontinued operations                        -              (796)
                                                                                               -------------------------------
                                     Net change in cash and cash equivalents                        1,828            (4,985)
CASH AND CASH EQUIVALENTS, beginning of period                                                      2,528             9,269
                                                                                               -------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                          $ 4,356           $ 4,284
                                                                                               ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for:
                  Interest                                                                        $     2           $    38
                                                                                               ===============================
                  Income Taxes                                                                    $     -           $     5
                                                                                               ===============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
       Warrants issued in connection with notes payable                                           $ 1,435           $     --
                                                                                               ===============================


  The accompanying notes are an integral part of these consolidated statements.

                                       (3)

                        AHT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

        1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1999 audited consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The Company believes that its historical results of operations from period to period are not comparable and that such results are not necessarily indicative of results for any future periods.

        2. The Company accounts for earnings per share under the provision of SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for all periods presented does not include the impact of stock options and warrants then outstanding as the effect of their inclusion would be anti-dilutive.

        3. The components of comprehensive income as defined under SFAS No. 130 "Reporting Comprehensive Income", are as follows:

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                          2000                   1999
                                                                          ----                   ----
                     Net income/(loss)                                  ($3,132)               ($1,990)
                     Unrealized gains on marketable
                     securities, net of $0 and $0
                     income tax                                               0                      2
                                                                        -------                      -

                     Comprehensive Income                               ($3,132)               ($1,988)
                                                                        ========               ========


                                       (4)

        4. In April 1998, the American Institute of Certified Public Accountants issued Statement. of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP-98-1 in the first quarter of 1999 and it did not have a material effect on its financial statements.

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

        5. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


        6. In March 2000, Cybear purchased from the Company for $4 million in cash a 10% Senior Convertible Note due March 31, 2001 (the "Cybear Loan") secured by the Company's assets, including its intellectual property, and which is convertible at Cybear's option at any time after the date of the agreement, into shares of the Company's common stock at a conversion price per share equal to the lower of $4.34 or 80% of the average market price prior to the conversion date, provided that Cybear cannot acquire upon conversion approximately more than 1.9 million of the Company's shares. As the conversion price was below the fair market value of the Company's common stock on the date of the Cybear Loan, the Company has recorded approximately $6 million of non-cash interest expense, which represents the intrinsic value of the beneficial conversion feature. In addition, Cybear has received from the Company a five year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34. The warrant is exercisable one year from the date of the agreement. The Company has recorded the fair value of the warrant totaling approximately $1.2 million and is included in other current assets. This amount will be amortized ratably over the term of the Cybear Loan which expires March 31, 2001. The Company does not have a sufficient number of shares available for issue to cover both the conversion of the debt and the exercise of the warrant. The Cybear Loan agreement provides for the Company to request an increase in the number of authorized shares from its shareholders by July 14, 2000. If the shareholders do not approve such increase, the Company may not have enough common shares available to issue upon the exercise of such warrant.

                In the event that the Company materially defaults under its agreements with Cybear, then Cybear could take title to some or all of the Company's assets. The agreements include a co-marketing and distribution agreement for the Company's Web-based @RxTM electronic prescribing service and Dr. Chart(R) clinical laboratory transaction management product and Cybear's Internet portal. dr.cybear.com. In a related agreement, the Company granted Cybear the exclusive right to migrate the @RxTM prescription system to a hand held computer that will be marketed exclusively by the Company and Cybear.


                                     (5)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
AHT Corporation (the "Company") is a national provider of Internet-based clinical e-commerce among physicians, other healthcare providers, and healthcare organizations. The Company is focused on automating laboratory and prescription transactions, the two most frequent clinical transactions initiated by physicians today. In October 1999, the Company launched its @Rx(TM) prescription product which is the nation's first comprehensive internet tool to manage all phases of the prescription writing process from the physicians office. The Company generates revenues from fees for the use and support of its clinical information systems, including transaction, license, software installation, software integration, system support, training and data conversion fees.

The Company's actual results could differ materially from its historical results or from any forward looking statements made, referenced or incorporated into this report. Factors that may cause such differences include, but are not limited to, failure of the clinical e-commerce industry to develop at anticipated rates, failure of the Company's clinical information technology products and services to gain significant market acceptance, failure to meet operating objectives or to execute the operating plan, competition and other economic factors.

In May 1999, the Company sold its physician practice management division and is now devoting its full resources to expanding its Internet-based laboratory and prescription transaction management business. The restructuring action described below contains forward-looking statements that may be significantly impacted by certain risks and uncertainties, including failure to meet operating objectives or to execute the operating plan and failure to successfully restructure the Company's business.

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

                                       (6)

The Company's restructuring of its information technology unit includes placing increased emphasis on product development and sales in areas such as electronic laboratory and prescription management. The Company intends to limit product development efforts that do not benefit its work on electronic laboratory and prescription management. Further, the Company has redirected its sales efforts to develop distribution channels including Internet portals and increase sales for its products lines that offer laboratory and prescription functionality. Sales efforts will be focused on strategic sales initiatives that emphasize long-term, recurring revenue streams rather than large, one-time revenue events so as to better position the Company to benefit from what it believes is the rapidly gaining importance of clinical e-commerce. Currently, the Company has a contract backlog of approximately $2.2 million of revenue that it expects to recognize in 2000 and $.6 million of deferred revenue that represents cash received from customers who are in the process of installing the Company's proprietary software based on specific milestones.

RESULTS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net revenue from continuing operations for the three months ended March 31, 2000 and the comparable period ending March 31, 1999 was $.2 million. The Company earned these fees for the use and support of its clinical information systems, including the recognition of software license, system support and implementation revenues.

Cost of revenues for the three months ended March 31, 2000 increased to $.4 million from $.2 million for the comparable period ended March 31, 1999. The increase in cost of revenues was due to the addition of professional staffing to meet the anticipated and actual increased number of customer installations. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the three months ended March 31, 2000 decreased to $2.4 million from $2.5 million for the comparable period ended March 31, 1999 and included non-capitalized software development costs of approximately $.4 million and depreciation and amortization expense of approximately $.4 million. Since the quarter ended March 31, 1998, the Company has not incurred any software development costs that could be capitalized. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the three months ended March 31, 2000 was $.1 million as compared to $.3 million for the comparable period ending March 31, 1999 and related primarily to amounts received from a prior year settlement of a dispute under a physician practice management services agreement and interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Non-cash interest expense for the three months ended March 31, 2000 was $.6 million and was recorded in connection with the convertible feature of the Cybear note. The Company will be amortizing a non-cash charge of $.4 million per quarter through March 31, 2001 representing the fair value of the warrants granted under the note.

Provision for income taxes for the three months ended March 31, 2000 and March 31, 1999 includes payments made for state and local income taxes based on amounts other than taxable income.

Net (loss) for the three months ended March 31, 2000 was ($3.1) million compared to a net (loss) of ($2.0) million for the three months ended March 31, 1999 due to the factors described above.

                                       (7)

RESULTS OF DISCONTINUED OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit and sold the unit in May 1999. For the 2000 year and three months March 31, 2000, the Company will not report any income or loss from discontinued operations. For the three months ended March 31, 1999 the Company reported income net of taxes of $.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $4.4 million, compared to $2.7 million at December 31, 1999.

For the three months ended March 31, 2000 and March 31, 1999, the Company had negative cash flow from its operating activities of ($2.5 million). Net cash provided by/(used in) investing activities was $.2 million for the three months ended March 31, 2000, principally as a result of the investment in certificates of deposit. Net cash provided by/(used in) investing activities was ($1.8 million) for the comparable period ended March 31, 1999, relating primarily to proceeds received from investments in marketable securities. Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2000 primarily as a result of the purchase by Cybear for $4.0 million in cash, of a 10% Senior Convertible Note due March 31, 2001 and $.2 million for the three months ended March 31, 1999 attributable to net proceeds from the exercise of incentive stock options.

The Company's operating plan for the remainder of 2000 includes the continuing support and maintenance of the Company's electronic laboratory and prescription management products described above, and developing strategic customers, such as Merck Medco, Planet Rx, and Drugstore.com and new proprietary distribution channels including Internet portals such as Cybear. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that based on its cash and investments on hand, interest income, collection of officer loans, other receivables and revenues from operations, it will generate sufficient cash to fund planned operations of the Company through at least the end of the first quarter of 2001. To the extent that the clinical e-commerce industry does not develop at anticipated rates, or there is a failure of the Company's clinical information technology products and services to gain significant market acceptance, or competition or other economic factors impedes the operating objectives and operating plan, the Company, based on the nature of its business has significant variable costs that can be effectively and timely reduced to offset the above mentioned factors. The Company has no other planned material capital expenditures or capital commitments.




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

                On January 27, 2000, the Company agreed to a settlement of the Class Action, pursuant to which the Company has deposited $.3 million in escrow to cover the costs of notice to the class, administration of the settlement and plaintiff attorneys' expenses and will, upon final approval of the settlement, issue 886,437 shares of common stock to class members and class counsel (subject to possible enhancement if the Company's stock price drops below a certain level or if the Company authorizes and issues additional stock). The District Court held a hearing on April 18, 2000 and approved the settlement.

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

May 12,2000                          AHT CORPORATION


                              By: /s/ Jonathan Edelson, M.D.
                                  ---------------------------------
                                    Jonathan Edelson, M.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By: /s/ Jeffrey M. Sauerhoff
                                  ---------------------------------
                                    Jeffrey M. Sauerhoff
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                                      (10)