Form 10-K405/A
period 1999-12-31
AHT CORP
filed 2000-06-22
CIK 1002628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS AS TO INDUSTRY TRENDS, FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, ANTICIPATED REVENUES AND EXPENSES, AND PRODUCTS OR SERVICE LINE GROWTH MAY BE SIGNIFICANTLY IMPACTED BY CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, FAILURE OF THE CLINICAL E-COMMERCE INDUSTRY TO DEVELOP AT ANTICIPATED RATES, FAILURE OF THE COMPANY'S CLINICAL INFORMATION TECHNOLOGY PRODUCTS AND SERVICES TO GAIN SIGNIFICANT MARKET ACCEPTANCE, FAILURE TO MEET OPERATING OBJECTIVES OR TO EXECUTE THE OPERATING PLAN, FAILURE TO SUCCESSFULLY RESTRUCTURE AHT'S BUSINESS UNITS, COMPETITION AND OTHER ECONOMIC FACTORS. NO ASSURANCES CAN BE GIVEN AS TO THE OUTCOME OF ANY PENDING LAWSUITS AGAINST ADVANCED HEALTH CORPORATION OR AHT CORPORATION.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of the Company's Chief Executive Officer and each other executive officer of the Company who earned in excess of $100,000 in annual salary and bonus during the Company's fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the Company's fiscal years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                           Annual Compensation Awards

                                                                                Securities Underlying
                                                                                Options/SARs

Name and Principal Position                                   Year              ($)Salary                 (#)
------------------------------------------------------------------------------------------------------------------
Jonathan Edelson, M.D, Chairman,                              1999              298,240                   200,000
Chief Executive Officer, and President                        1998              298,589                       ---
                                                              1997              269,224                   150,000

Robert J. Alger, Executive Vice President                     1999              181,219                    60,000
and Chief Information Officer                                 1998              178,431                    25,000
                                                              1997              169,261                    60,000

Jeffrey M. Sauerhoff                                          1999              185,519                    10,000
Chief Financial Officer                                       1998              172,902                    50,731
                                                              1997              130,319                    22,255

Eddy W. Friedfeld, Senior Vice President-                     1999              164,883                    22,000
Business & Legal Affairs, General Counsel                     1998              152,566                    55,000
and Secretary                                                 1997               52,333                    22,500


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants                                               Potential Realizable
                                                                                                         Value At Assumed Annual
                                                                                                           Rates of Stock Price
                                                                                                         Appreciation for Option
                                                                                                                   Term
                                Number of        Percent of Total
                               Securities          Options/SARs
                               Underlying           Granted to
                              Options/ SARs        Employees in         Exercise or
                               Granted (#)          Fiscal Year          Base Price  Expiration
             Name                  (b)                  (c)               ($/Sh)        Date           5% ($)        10% (4)
             (a)                                                            (d)         (e)              (f)           (g)
Jonathan Edelson                 150,000                28.67%           $  1.810     01/08/09         $170,745     $ 432,701
Jonathan Edelson                  50,000                 9.56%              4.130     07/23/09         $129,867     $ 329,108
Robert J. Alger                   30,000                 5.73%              1.810     01/08/09         $ 34,149     $  86,540
Robert J. Alger                   30,000                 5.73%              4.130     07/23/09         $ 77,920     $ 197,465
Jeffrey M. Sauerhoff              10,000                 1.91%              4.130     07/23/09         $ 25,973     $  65,822
Eddy W. Friedfeld                 12,000                 2.29%              2.880     04/09/09         $ 21,735     $  55,080
Eddy W. Friedfeld                 10,000                 1.91%              4.130     07/23/09         $ 38,473     $  78,322


The following table sets forth certain information regarding options held at December 31, 1999, by each of the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


Number of Securities Underlying                                 Value of Unexercised In-the-Money
Unexercised Options at Fiscal Year-End                                 Options at Fiscal Year-End (1)
--------------------------------------------------              -------------------------------------------

                            Exercisable        Unexercisable           Exercisable    Unexercisable
Jonathan Edelson, M.D.        151,735            247,917               $   299,529      $565,187
Robert J. Alger                61,522             93,854                   136,402       193,156
Jeffrey M. Sauerhoff           45,336             50,969                   113,261       126,706
Eddy W. Friedfeld              33,958             65,542                    91,602       157,253

(1) Value of unexercised in-the-money options is based on a value of $4.69 per share of the Company's Common Stock, the fair value of the Company's Common Stock on December 31, 1999. Amounts reflected are based on the assumed value minus the exercise price multiplied by the number of shares subject to the option.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information regarding the ownership of Common Stock as of May 1, 2000 with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) certain executive officers of the Company and (iv) all directors and officers as a group. Unless otherwise indicated, the address for each stockholder is c/o the Company, 555 White Plains Road, Tarrytown, New York 10591.

                                                                                SHARES OF
                                                                                COMMON
NAME AND ADDRESS                                                                STOCK(1)               PERCENT(1)
-----------------------------------------------------------------------------------------------------------------
Cybear, Inc.(2)
  407 E. Grand River, Brighton, MI 48116                                        2,008,670                 15.3%
Dimensional Fund Advisors
  1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401                           763,800                  6.9%
Tudor Investment Group et al.
  One Liberty Plaza, 51st Floor, New York, NY  10006                              640,964                  5.8%
Jonathan Edelson, MD (3)                                                          621,959                  5.6%
Robert J. Alger (4)                                                                86,761                   *
Jeffrey M. Sauerhoff (5)                                                           50,257                   *
Eddy W. Friedfeld (6)                                                              37,958                   *
James Carney (7)                                                                   27,083                   *
Barry Kurokawa (8)                                                                 29,090                   *
Arthur M. Southam, MD (9)                                                           3,333                   *

All directors and executive officers as a group (7 persons)(10)                   856,441                   7.7%

*Represents less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities and includes options exercisable within 60 days of May 1, 2000. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 11,130,449 shares of Common Stock outstanding as of May 1, 2000 plus securities and options exercisable individually within 60 days of May 1, 2000.

(2) Assuming exercise of warrants and conversion of a note issued in connection with the Cybear agreement.

(3) Includes currently exercisable options to purchase 226,735 shares of Common Stock.

(4) Includes currently exercisable options to purchase 86,761 shares of Common Stock.

(5) Includes currently exercisable options to purchase 50,257 shares of Common Stock.

(6) Includes currently exercisable options to purchase 37,958 shares of Common Stock.

(7) Includes currently exercisable options to purchase 27,083 shares of Common Stock.

(8) Includes currently exercisable options to purchase 27,090 shares of Common Stock.

(9) Includes currently exercisable options to purchase 3,333 shares of Common Stock.

(10) See notes (3), (4), (5), (6), (7), (8) and (9).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1997, 1998 and 1999, in accordance with the Company's Senior Executive Loan Policy, which is administered by the Compensation Committee of the Board of Directors, the Company made loans in the aggregate amounts of $800,000 and $145,000 to each of Dr. Edelson, and Mr. Alger, respectively. These loans are due three years from the loan date with interest payable monthly at a rate of 6% per annum. As of May 31, 2000, the loans outstanding including interest and net of payments were $576,000 and $168,000 for Dr. Edelson and Mr. Alger, respectively. Dr. Edelson and Mr. Alger have agreed to repay such loans no later than March 31, 2001. The Compensation Committee has agreed to extend the term of payment for payment of certain loans to each of Dr. Edelson and Mr. Alger to December 31, 2000.

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


                                                 AHT CORPORATION

Date: June 19, 2000                              By:  /s/ Jeffrey M. Sauerhoff
                                                      ------------------------
                                                 Jeffrey M. Sauerhoff
                                                 Chief Financial Officer