Form 10-Q
period 2000-06-30
AHT CORP
filed 2000-08-14
CIK 1002628

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended June 30, 2000.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the transition period__________________to_________________.



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

                                 Yes [X] No [ ]



As of August 8, 2000, there were 11,130,449 shares outstanding of the registrant's Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                                 AHT CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                   PAGE NO.
-----------------------------------------------------------------------------------------


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated Balance Sheets -
          June 30, 2000 (unaudited) and December 31, 1999.............................1

          Consolidated Statement of Operations-
          Three and six months ended June 30, 2000 and 1999 (unaudited)...............2

          Consolidated Statements of Cash Flows-
          Six months ended June 30, 2000 and 1999 (unaudited).........................3

          Notes to Consolidated Financial Statements..................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................................6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.......................................................................12

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS..........................................................12

SIGNATURES...........................................................................14

PART I-FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        AHT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               As Of
                                                                                      June 30,     December 31,
                                                                                        2000           1999
                                                                                        ----           ----
                                                                                     (unaudited)
       ASSETS
       ------
CURRENT ASSETS:
       Cash and cash equivalents                                                    $   1,302        $   2,528
       Certificates of deposit                                                             40              150
       Accounts receivable, net                                                           334              262
       Other current assets                                                             2,687              561
                                                                                    --------------------------
            Total current assets                                                        4,363            3,501
PROPERTY AND EQUIPMENT, net                                                             1,691            2,055
GOODWILL, net                                                                           1,828            2,227
INVESTMENTS IN AFFILIATES                                                               2,500            2,500
OTHER ASSETS                                                                            3,141            3,607
                                                                                    --------------------------
            Total assets                                                            $  13,523        $  13,890
                                                                                    ==========================


       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                        $   3,718        $   2,699
       Notes payable                                                                    4,046              -
       Other current liabilities                                                           72              123
                                                                                    --------------------------
            Total current liabilities                                                   7,836            2,822
DEFERRED REVENUE                                                                          615              504
                                                                                    --------------------------
            Total liabilities                                                           8,451            3,326
                                                                                    --------------------------
COMMITMENTS
SHAREHOLDERS' EQUITY
       Preferred stock, $.01 par value, 5,000,000 shares authorized; 0 shares
       issued and outstanding                                                             -                -
       Common stock, $.01 par value; 15,000,000 shares authorized;
       11,130,449 and 11,069,549 shares issued and outstanding, respectively              111              110
       Additional paid-in capital                                                     112,194          109,970
       Accumulated deficit                                                           (106,798)         (99,081)
       Less: Treasury stock, at cost (166,337 shares)                                    (435)            (435)
                                                                                    --------------------------
            Total shareholders' equity                                                  5,072           10,564
                                                                                    --------------------------
            Total liabilities and shareholders' equity                              $  13,523        $  13,890
                                                                                    ==========================

 The accompanying notes are an integral part of these consolidated statements.


                                      (1)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and per share data)
                                   (unaudited)

                                            For the               For the
                                       Three Months Ended     Six Months Ended
                                       -----------------------------------------
                                       June 30,  June 30,    June 30,   June 30,
                                         2000      1999        2000       1999
                                         ----      ----        ----       ----

REVENUE                                $   209  $    149    $   411  $     389
COST OF REVENUES                           389       271        792        491
                                      -------------------- --------------------
          Gross profit                    (180)     (122)      (381)      (102)

OPERATING EXPENSES                       4,117     5,293      6,517      7,805
                                      -------------------- --------------------
          Operating loss                (4,297)   (5,415)    (6,898)    (7,907)

OTHER INCOME, Net                           45       242        150        517
NON-CASH INTEREST EXPENSE                 (359)        -     (1,000)         -
                                      -------------------- --------------------
           Net loss before taxes        (4,611)   (5,173)    (7,748)    (7,390)

INCOME TAX PROVISION                       (26)     (110)       (31)       (86)
                                      -------------------- --------------------
           Net loss from continuing
           operations                   (4,585)   (5,063)    (7,717)    (7,304)
DISCONTINUED OPERATION:
           Income from discontinued
           operation, net                    -       736          -        987
                                      -------------------- --------------------
           Net loss                    $(4,585) $ (4,327)   $(7,717)   $(6,317)
                                      ==================== =====================

PER SHARE
     INFORMATION
     Basic net loss per share:
           Loss from continuing
           operations                   ($0.41)   ($0.48)    ($0.69)    ($0.69)
           Income from discontinued
           operation                     $0.00     $0.07      $0.00      $0.09
                                      -------------------- --------------------
            Basic net loss per share    ($0.41)   ($0.41)    ($0.69)    ($0.60)
                                      ==================== =====================

     Diluted loss per share:
           Loss from continuing
           operations                   ($0.41)   ($0.48)    ($0.69)    ($0.69)
           Income from discontinued
           operation                     $0.00     $0.07      $0.00      $0.09
                                      ------------------- ---------------------
            Diluted net loss per share  ($0.41)   ($0.41)    ($0.69)    ($0.60)
                                      ==================== ====================

Common shares used in computing per
share amounts:
     Basic                              11,123    10,585     11,105     10,531
     Diluted                            11,123    10,585     11,105     10,531


  The accompanying notes are an integral part of these consolidated statements.

                                       (2)

                        AHT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        For the Six  Months Ended
                                                        --------------------------
                                                           June 30,     June 30,
                                                             2000         1999
                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(7,717)       $(6,317)
     Adjustments to reconcile net income to net cash
         Used in operating activities
         Non-cash interest expense                            1,000              -
         Depreciation and amortization                          908            641
         Changes in operating assets and liabilities
            Accounts receivable                                 (72)           184
            Other current assets                             (1,049)          (129)
            Other assets                                          -           (247)
            Accounts payable, accrued expenses                1,016            (40)
            Other current liabilities                             -           (773)
            Deferred revenue                                    111            277
                                                            -----------------------
                 Net cash used in operating
                 activities                                  (5,803)        (6,404)
                                                            -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                               366              -
     Investment in certificates of deposit, net                 110              -
     Investment in marketable securities, net                     -          4,458
     Intangible assets                                            -         (2,500)
     Purchases of property and equipment, net                   (46)          (231)
                                                            -----------------------
                 Net cash provided by investing
                 activities                                     430          1,727
                                                            -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options                147            392
     Net proceeds from issuance of common stock                   -          2,500
     Net proceeds from notes payable                          4,000              -
                                                            -----------------------
                 Net cash provided by financing
                 activities                                   4,147          2,892
                                                            -----------------------
                 Net cash flows used in discontinued
                 operations                                       -         (1,900)
                                                            -----------------------
                 Net change in cash and cash
                 equivalents                                 (1,226)        (3,685)
CASH AND CASH EQUIVALENTS, beginning of period                2,528          9,269
                                                            -----------------------
CASH AND CASH EQUIVALENTS, end of period                    $ 1,302        $ 5,584
                                                            =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for:

         Interest                                           $   127        $    60
                                                            =======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
     Warrants issued in connection with notes payable       $ 1,435           $  -
                                                            =======================

The accompanying notes are an integral part of these consolidated statements.

                                 (3)

                        AHT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

3. The components of comprehensive income as defined under SFAS No. 130 "Reporting Comprehensive Income", are as follows:

                                                      For the Three Months Ended June 30,
                                                      -----------------------------------
                                                             2000                1999
                                                             ----                ----

                  Net loss                                 ($4,585)            ($4,327)
                  Unrealized loss on marketable
                  securities, net of $0 and $0
                  income tax                                     0                 (13)
                                                            ------              ------
                  Comprehensive Loss                       ($4,585)            ($4,340)
                                                            ======              ======

                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                                                             2000                1999
                                                             ----                ----

                  Net loss                                 ($7,717)            ($6,317)
                  Unrealized loss on marketable
                  securities, net of $0 and $0
                  income tax                                     0                 (11)
                                                            ------              ------
                  Comprehensive Loss                       ($7,717)            ($6,328)
                                                            ======              ======



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

6. In March 2000, Cybear purchased from the Company for $4 million in cash, a 10% Senior Convertible Note due March 31, 2001 (the "Cybear Loan") secured by the Company's assets, including its intellectual property, and which is convertible at Cybear's option at any time after the date of the agreement into shares of the Company's common stock at a conversion price per share equal to the lower of $4.34 or 80% of the average market price prior to the conversion date, provided that Cybear cannot acquire upon conversion more than approximately 1.9 million of the Company's shares. As the conversion price was below the fair market value of the Company's common stock on the date of the Cybear Loan, the Company has recorded approximately $.6 million of non-cash interest expense, which represents the intrinsic value of the beneficial conversion feature. In addition, Cybear has received from the Company a five year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34. The warrant is exercisable one year from the date of the agreement. The Company has recorded the fair value of the warrant totaling approximately $1.2 million and is included in other current assets. This amount, will be amortized ratably over the term of the Cybear Loan which expires March 31, 2001. At June 30, 2000 the Company has amortized approximately $.4 million of the initial $1.2 million, which is included in the $1.0 million of non-cash interest expense. On July 14, 2000 at the Annual Meeting of Stockholders of the Company, the Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 30 million. There is a sufficient number of shares available for issue to cover both the conversion of the debt and the exercise of the warrant.

                                          (5)

       In the event that the Company materially defaults under its agreements with Cybear, then Cybear could take title to some or all of the Company's assets. The agreements include a co-marketing and distribution agreement for the Company's Web-based @Rx(TM) electronic prescribing service and Dr. Chart(R) clinical laboratory transaction management product and Cybear's Internet portal, dr.cybear.com. In a related agreement, the Company granted Cybear the exclusive right to migrate the @Rx(TM) prescription system to a hand held computer that will be marketed exclusively by the Company and Cybear.

7. On July 3, 2000, the Company entered into an agreement to be acquired by BioShield(TM) Technologies, Inc. (Nasdaq: BSTI), through a wholly-owned subsidiary of BioShield. The transaction has been structured as a stock-for-stock merger, which calls for BioShield to exchange, subject to certain collar protections, $1.75 worth of BioShield Common Stock for each outstanding share of AHT Common Stock. (See Management's Discussion and Analysis for more details).

8. On July 14, 2000 at the Annual Meeting of Stockholders of the Company, the Stockholders approved (i) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 30 million; and (ii) an amendment to the Company's 1995 Stock Option Plan authorizing the issuance of options thereunder to purchase up to an additional 350,000 of shares of Common Stock of the Company.



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

                                          (6)

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

In March 2000, Cybear purchased from the Company for $4 million in cash, a 10% Senior Convertible Note due March 31, 2001 (the "Cybear Loan") secured by the Company's assets, including its intellectual property, and which is convertible at Cybear's option into shares of the Company's common stock at a conversion price per share equal to the lower of $4.34 or 80% of the average market price prior to the conversion date, provided that Cybear cannot acquire upon conversion approximately more than 1.9 million of the Company's shares. In addition, Cybear has received from the Company a five year warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price per share of $4.34.

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

On July 3, 2000, as previously announced, the Company entered into an agreement to be acquired by BioShield(TM) Technologies, Inc. (Nasdaq: BSTI), through a wholly-owned subsidiary of BioShield. BioShield's business includes: three divisions that primarily provide the company's core antimicrobial and biostatic products to different vertical markets and a fourth division, eMD.com, an Internet healthcare company that provides point of care medication management, electronic medical record, pharmaceutical fulfillment and pharmaceutical care services for physicians, other health providers, and patients. Upon completion of the merger transaction, BioShield(TM) will integrate AHT's business-to-business laboratory and prescription transaction management operations with its eMD.com Internet healthcare subsidiary. The transaction has been structured as a stock-for-stock merger, which calls for BioShield(TM) to exchange, subject to certain collar protections discussed below, $1.75 worth of BioShield(TM) Common Stock for each outstanding share of AHT Common Stock.

                                          (7)

TRANSACTION TERMS

The exchange ratio of the stock-for-stock merger is subject to collar protection and will be determined based on the following:

- The number of shares of BioShield(TM) Common Stock to be issued to AHT shareholders will fluctuate within the collar so that AHT shareholders receive $1.75 worth of BioShield(TM) Common Stock if the average closing trading price of BioShield(TM) Common Stock, as determined in accordance with the merger agreement, is between $6.00 and $18.00 per share.

- The exchange ratio outside of the collar will be fixed. AHT shareholders will receive .29167 BioShield(TM) shares for each AHT share if the BioShield(TM) stock price is $6.00 or less and .09722 BioShield(TM) shares if the BioShield(TM) stock price is $18.00 or above.

- The transaction is valued at approximately $20 million, based on AHT's current number of outstanding shares of Common Stock. Upon consummation of the merger, AHT will be merged into and will become a wholly-owned subsidiary of BioShield(TM).

- The merger is subject to a number of conditions, including approval by shareholders of BioShield(TM) and AHT, and is expected to close on or about September 30, 2000.

In connection with the merger, BioShield has filed with the SEC a registration statement on Form S-4. Once the registration statement has been declared effective by the SEC, BioShield and AHT expect to mail a joint proxy statement/prospectus, which will be part of the registration statement, to shareholders of BioShield and AHT containing information about the merger. The joint proxy statement/prospectus will contain important information about BioShield, AHT, the merger, the persons soliciting proxies related to the merger, and related matters that should be considered by shareholders before making any decision regarding the merger and related transactions.

In connection with the proposed merger, AHT will solicit proxies from its shareholders to adopt and approve the Merger Agreement and the merger. AHT and its officers and directors may be deemed to be participants in the solicitation of proxies from AHT's shareholders with respect to the merger. Information regarding certain of these officers and directors and their affiliations is included in AHT's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain officers and directors of AHT may have direct or indirect interests in the merger by virtue of their security holdings or otherwise that are different from or in addition to the interests of AHT shareholders. Specifically, some officers of AHT will be entitled to severance payments and accelerated vesting of options if they are terminated after completion of the merger. Also, officers and directors of AHT will continue to be indemnified for, and benefit from insurance coverage for, liabilities that may arise from their service as officers and directors of AHT prior to the merger.

In connection with the proposed merger, BioShield will solicit proxies from its shareholders to approve the issuance of BioShield Common Stock. BioShield and its officers and directors may be deemed to be participants in the solicitation of proxies from BioShield's shareholders. Information regarding these officers and directors and their affiliations is included in BioShield's Annual Report on Form 10-KSB for the year fiscal ended June 30, 1999.

                                          (8)

RESULTS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net revenue from continuing operations for the three months ended June 30, 2000 increased to $.2 million from $.1 million in the comparable period ending June 30, 1999 primarily as a result of new customer revenue both recurring and non-recurring. The Company earned these fees for the use and support of its clinical information systems, including the recognition of software license, system support, service and implementation revenues.

Cost of revenues for the three months ended June 30, 2000 increased to $.4 million from $.3 million for the comparable period ended June 30, 1999. The increase in cost of revenues was due to the addition of professional staffing to meet the anticipated and actual increased number of customer installations. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the three months ended June 30, 2000 decreased to $4.1 million from $5.3 million for the comparable period ended June 30, 1999 and included non-capitalized software development costs of approximately $.4 million and depreciation and amortization expense of approximately $.5 million. Operating costs for the three months ended June 30, 2000 also included non-recurring expenses of $1.9 million, which included costs associated with the merger with BioShield, legal fees for settling the class action lawsuit, and certain financing and practice management settlement fees. Since the quarter ended March 31, 1998, the Company has not incurred any software development costs that could be capitalized. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the three months ended June 30, 2000 was $45,000 as compared to $.2 million for the comparable period ending June 30, 1999 and related primarily to amounts received from a prior year settlement of a dispute under a physician practice management services agreement and interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Non-cash interest expense for the three months ended June 30, 2000 was $.4 million which is the amortization of the fair value of the warrants granted under the Cybear note.

Provision for income taxes for the three months ended June 30, 2000 and June 30, 1999 includes payments, net of refunds, made for state and local income taxes based on amounts other than taxable income.

Net (loss) for the three months ended June 30, 2000 was ($4.6) million compared to a net (loss) of ($4.3) million for the three months ended June 30, 1999 due to the factors described above.

                                          (9)

RESULTS OF DISCONTINUED OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit and sold the unit in May 1999. For the 2000 year and three months ended June 30, 2000, the Company will not report any income or loss from discontinued operations. For the three months ended June 30, 1999 the Company reported income net of taxes of $.7 million.

RESULTS FROM CONTINUING OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net revenue from continuing operations for the six months ended June 30, 2000 and for the comparable period ending June 30, 1999 was $.4 million. The Company earned these fees for the use and support of its clinical information systems, including the recognition of software license, system support, service and implementation revenues.

Cost of revenues for the six months ended June 30, 2000 increased to $.8 million from $.5 million for the comparable period ended June 30, 1999. The increase in cost of revenues was due to the addition of professional staffing to meet the anticipated and actual increased number of customer installations. Cost of revenues includes direct costs associated with core product installation efforts incurred and amortization expense relating to previously capitalized software development costs.

Operating expenses for the six months ended June 30, 2000 decreased to $6.5 million from $7.8 million for the comparable period ended June 30, 1999 and included non-capitalized software development costs of approximately $.8 million and depreciation and amortization expense of approximately $.9 million. Operating costs for the six months ended June 30, 2000 also included non-recurring expenses of $1.9 million, which included costs associated with the merger with BioShield, legal fees for settling the class action lawsuit, and certain financing and practice management settlement fees. Since the quarter ended March 31, 1998, the Company has not incurred any software development costs that could be capitalized. These costs are being treated as period costs which are included in operating expenses in the Company's consolidated financial statements.

Other income net, for the six months ended June 30, 2000 was $.2 million as compared to $.5 million for the comparable period ending June 30, 1999 and related primarily to amounts received from a prior year settlement of a dispute under a physician practice management services agreement and interest earned from investments in marketable securities as a result of the investment of proceeds from the Company's 1997 follow-on offering and operating cash.

Non-cash interest expense for the six months ended June 30, 2000 was $1.0 million which includes both the amortization of the fair value of the warrants granted under the Cybear note of $.4 million and $.6 million recorded in connection with the convertible feature of such note.

Provision for income taxes for the six months ended June 30, 2000 and June 30, 1999 includes payments, net of refunds, made for state and local income taxes based on amounts other than taxable income.

                                          (10)

Net (loss) for the six months ended June 30, 2000 was ($7.7) million compared to a net (loss) of ($6.3) million for the six months ended June 30, 1999 due to the factors described above.

RESULTS OF DISCONTINUED OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

In January 1999, the Company's Board of Directors approved a plan to divest its practice management services unit and sold the unit in May 1999. For the 2000 year and six months ended June 30, 2000, the Company will not report any income or loss from discontinued operations. For the six months ended June 30, 1999 the Company reported income net of taxes of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had aggregate cash, cash equivalents, certificates of deposit and marketable securities of $1.3 million, compared to $2.7 million at December 31, 1999.

For the six months ended June 30, 2000 the Company had negative cash flow from its operating activities of ($5.8) million as compared to a negative ($6.4) million for the period ended June 30, 1999. Net cash provided by investing activities was $.4 million for the six months ended June 30, 2000, principally as a result of a change in other assets and the investment in certificates of deposit. Net cash provided by investing activities was $1.7 million for the comparable period ended June 30, 1999, relating primarily to proceeds received from investments in marketable securities net of an increase in intangible assets as a result of stock issued under an earn out provision of a previously made acquisition. Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2000 primarily as a result of the purchase by Cybear for $4.0 million in cash, of a 10% Senior Convertible Note due March 31, 2001. Net cash provided by financing activities was $2.9 million for the comparable period ended June 30, 1999 and attributable to net proceeds from the exercise of incentive stock options and the issuance of common stock as described above.

The Company's operating plan for the remainder of 2000 includes the continuing support and maintenance of the Company's electronic laboratory and prescription management products described above, developing strategic customers, such as Merck Medco, Planet Rx, and Drugstore.com and new proprietary distribution channels including Internet portals such as Cybear. The principal categories of expenditures include research and development of the Company's electronic laboratory and prescription management products as well as ongoing business development and marketing. The Company believes that based on its cash and investments on hand, interest income, collection of officer loans, other receivables and revenues from operations, it will generate sufficient cash to fund planned operations of the Company through at least the end of the first quarter of 2001. Further, the Company has had discussions with a former physician practice management client, whereby the Company would obtain the release of approximately $1.7 million of restricted cash, that is included in other assets on the Company's balance sheet, that has secured a letter of credit of such client, in exchange for amounts owed by the physician practice to the Company that is being paid to the Company in installments over time. While the Company believes that it will receive these funds, no assurance can be made at this time that this amount will be released to the Company. If the Company and BioShield do not obtain the necessary approvals to merge and if the Company does not obtain the cash currently restricted and

                                          (11)
to the extent that the clinical e-commerce industry does not develop at anticipated rates, or there is a failure of the Company's clinical information technology products and services to gain significant market acceptance, or competition or other economic factors impedes the operating objectives and operating plan, the Company, based on the nature of its business has significant variable costs that can be effectively and timely reduced to offset the above mentioned factors. The Company has no other planned material capital expenditures or capital commitments.

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

              On January 27, 2000, the Company agreed to a settlement of the Class Action, pursuant to which the Company has deposited $.3 million in escrow to cover the costs of notice to the class, administration of the settlement and plaintiff attorneys' expenses and will, upon final approval of the settlement, issue 886,437 shares of common stock (the "Settlement Shares") to class members and class counsel, provided that, in the event the aggregate value of the Settlement Shares, based on the weighted average price of the Company's common stock for the 30 contiguous trading days ending on the date on which the court's approval of the allocation of the Settlement Shares becomes final, is less than $2,954,790, in addition to the Settlement Shares the Company shall pay or cause to be paid cash, or issue or cause to be issued additional common stock (valued at the weighted average price per share as stated above), equal in value to the difference between $2,954,790 and the aggregate value of the Settlement Shares. The settlement agreement also provides that the number of Settlement Shares shall
              (i) be adjusted to account for any stock splits, dividends, or the issuance of shares of the Company's common

                                          (12)
              stock that have not been authorized as of the date of the settlement, and (ii) be treated the same as all other issued and outstanding shares of the Company's common stock as of the date of the settlement agreement, except as to voting rights, including in the event of any merger or sale of the Company, or sale or distribution of all or substantially all of the Company 's assets, or other extraordinary event affecting the capital structure of the Company.

              On April 18, 2000, the Court approved the settlement and no appeal has been taken therefrom. On August 8, 2000, with the Company's consent, the plaintiffs submitted a motion requesting that the Court enter an order allocating the Settlement Shares among the class members and class counsel. Approximately 40 days after the court enters such an order, presuming there is no appeal therefrom, the Company will be obligated to distribute to the class members and class counsel the Settlement Shares.

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

August 12, 2000                         AHT CORPORATION


                              By: /s/ Jonathan Edelson, M.D.
                                  ------------------------------
                                    Jonathan Edelson, M.D.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                              By: /s/ Jeffrey M. Sauerhoff
                                  ------------------------------
                                    Jeffrey M. Sauerhoff
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                                          (14)